Form 10QSB
period 2006-07-31
Henix Resources Inc.
filed 2006-10-25
CIK 1371310

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136688

HENIX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3
(Address of principal executive offices, including zip code.)

(778) 322-3191
(Registrant's telephone number, including area code)

The Company is a Shell company:       Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 19, 2006, the Company had 1,000,000 shares of common stock outstanding.

===========================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

July 31, 2006

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2006 $	April 30, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	3,911	4,380
Prepaid expense (Note 5)	10,000	10,000
Total Assets	13,911	14,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Due to related party (Note 3(a))	23,181	18,182
Total Liabilities	23,181	18,182

Contingencies and Commitments (Note 1)

Stockholders' Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value; 1,000,000 shares issued and outstanding	10	10

Donated Capital (Note 3(b))	4,500	2,250

Deficit Accumulated During the Exploration Stage	(13,780)	(6,062)
Total Stockholders' Deficit	(9,270)	(3,802)
Total Liabilities and Stockholders' Deficit	13,911	14,380

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Three Months	Period from	Accumulated From
	Ended	January 26, 2006	January 26, 2006
	July 31,	(Date of Inception)	(Date of Inception)
	2006	to April 30, 2006	to July 31, 2006
	$	$	$
	(unaudited)		(unaudited)

Revenue	-	-	-

Expenses

General and administrative (Note 3(b))	7,718	2,562	10,280
Impairment of mineral property costs (Note 4)	-	3,500	3,500
Total Expenses	7,718	6,062	13,780
Net Loss	(7,718)	(6,062)	(13,780)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	1,000,000	1,000,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Three Months	Period from
	Ended	January 26, 2006
	July 31,	(Date of Inception)
	2006	to April 30, 2006
	$	$
	(unaudited)

Operating Activities

Net loss	(7,718)	(6,062)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated rent	750	750
Donated services	1,500	1,500
Impairment of mineral property costs	-	3,500

Changes in operating assets and liabilities:

Prepaid expense	-	(10,000)
Due to related party	13,692
Net Cash Provided by Operating Activities	(5,468)	3,380
Investing Activities

Mineral property costs	-	(3,500)
Net Cash Used in Investing Activities	-	(3,500)
Financing Activities

Advances from related party	4,999	4,490
Proceeds from issuance of common stock	-	10
Net Cash Flows Provided By Financing Activities	4,999	4,500
Increase in Cash	(469)	4,380

Cash - Beginning of Period	4,380	-
Cash - End of Period	3,911	4,380
Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (" SFAS" ) No.7 " Accounting and Reporting by Development Stage Enterprises" . The Company' s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company' s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has never generated any revenues, has a working capital deficit of $9,270 and has an accumulated loss of $13,780 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at $0.10 per share to raise cash proceeds of $200,000. The SB-2 Registration Statement was declared effective on September 11, 2006.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company' s fiscal year-end is July 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and April 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, " Whether Mineral Rights Are Tangible or Intangible Assets" . The Company assesses the carrying costs for impairment under SFAS No. 144, " Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Long-lived Assets

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Financial Instruments

The fair values of financial instruments, which include cash and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 " Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 " Foreign Currency Translation" , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 " Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" , but they will not have a material effect in the Company' s results of operations or financial position.

3.	Related Party Transactions

a)

As at July 31, 2006, the Company is indebted to the President of the Company in the amount of $23,181 (April 30, 2006 - $18,182), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

For the three months ended July 31, 2006, the Company recognized $750 for donated rent ($250 per month), and $1,500 for donated services ($500 per month), for office space and services provided by the President of the Company. For the period ended April 30, 2006, the Company recognized $750 and $1,500 for donated rent and donated services, respectively.

4.	Mineral Properties

In January, 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada, in consideration for $3,500. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company.

5.	Prepaid Expense

Prepaid expense consists of legal fees.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. We are in the process of completing our public offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Henix Resources. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our public offering. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all weather, gravel road is then taken for 11 miles to the west along the Whiteman Creek valley and then south for 3 miles along the southerly trending Hooknose Creek logging road to the center of the HRI mineral claim.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don' t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our initial public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James McLeod and a physical examination of the property by Mr. Shao, our president and director. The cost of staking the claim was included in the $3,500 paid to Mr. McLeod. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can' t predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Shao, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Shao will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of our public offering.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised from our initial public offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through the offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Shao has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Shao has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We acquired the rights to conduct exploration on one property containing 20 cells. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.00.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. James Shao covered our initial expenses covering incorporation, accounting and legal fees of $19,681 and $3,500 for staking, for a total of $23,181, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Shao is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Shao is oral and there is no written document evidencing the agreement.

As of July 31, 2006, our total assets were $13,911 and our total liabilities were $23,181 and we had a working capital deficit of $13,911.

Recent accounting pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of October 24, 2006, we have not sold any shares.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 2006.

HENIX RESOURCES INC.

BY:	JAMES SHAO
James Shao, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, and Principal Accounting Officer and a member of the Board of Directors