Form 10QSB
period 2006-10-31
Henix Resources Inc.
filed 2006-12-15
CIK 1371310

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 12, 2006, the Company had 1,000,000 shares of common stock outstanding.

======================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

October 31, 2006

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2006 $	April 30, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	73,972	4,380
Prepaid expenses	-	10,000
Total Assets	73,972	14,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	1,250	-
Due to related party (Note 3(a))	33,924	18,182
Total Liabilities	35,174	18,182

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value; 1,000,000 shares issued and outstanding	10	10

Common Stock Subscribed (Note 5)	70,100	-

Donated Capital (Note 3(b))	6,750	2,250

Deficit Accumulated During the Exploration Stage	(38,062)	(6,062)
Total Stockholders' Equity (Deficit)	38,798	(3,802)
Total Liabilities and Stockholders' Equity (Deficit)	73,972	14,380

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Period from	Accumulated From
	Three Months	Six Months	January 26, 2006	January 26, 2006
	Ended	Ended	(Date of Inception)	(Date of Inception)
	October 31, 2006	October 31, 2006	to April 30, 2006	to October 31, 2006
	$	$	$	$
	(unaudited)	(unaudited)		(unaudited)

Revenue	-	-	-	-

Expenses

General and administrative (Note 3(b))	24,282	32,000	2,562	34,562
Impairment of mineral property costs (Note 4)	-	-	3,500	3,500

Total Expenses	24,282	32,000	6,062	38,062
Net Loss	(24,282)	(32,000)	(6,062)	(38,062)

Net Loss Per Share - Basic and Diluted		(0.03)	(0.01)

Weighted Average Shares Outstanding		1,000,000	1,000,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Six Months	Period from
	Ended	January 26, 2006
	October 31,	(Date of Inception)
	2006	to April 30, 2006
	$	$
	(unaudited)

Operating Activities

Net loss	(32,000)	(6,062)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated rent	1,500	750
Donated services	3,000	1,500
Impairment of mineral property costs	-	3,500

Changes in operating assets and liabilities:

Prepaid expenses	10,000	(10,000)
Accrued liabilities	1,250	-
Due to related party	10,147	13,692

Net Cash Provided By (Used In) Operating Activities	(6,103)	3,380
Investing Activities

Mineral property costs	-	(3,500)
Net Cash Used in Investing Activities	-	(3,500)
Financing Activities

Advances from related party	5,595	4,490
Proceeds from common stock subscriptions	70,100	10
Net Cash Flows Provided By Financing Activities	75,695	4,500
Increase in Cash	69,592	4,380

Cash - Beginning of Period	4,380	-
Cash - End of Period	73,972	4,380
Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (A SFAS@ ) No.7 A Accounting and Reporting by Development Stage Enterprises@ . The Company= s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company= s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2006, the Company has never generated any revenues, has working capital of $38,798 and has an accumulated loss of $38,062 since inception. These factors raise substantial doubt regarding the Company= s ability to continue as a going concern if the future exploration cost exceeds the additional capital the Company has raised to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (A SB-2@ ) with the United States Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at $0.10 per share to raise cash proceeds of $200,000. The SB-2 was declared effective on September 11, 2006. As of October 31, 2006, the Company has raised $70,100 plus an additional $30,800 subsequently pursuant to its SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company= s fiscal year-end is July 31.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, A Reporting Comprehensive Income,@ establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and April 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, A Whether Mineral Rights Are Tangible or Intangible Assets@ . The Company assesses the carrying costs for impairment under SFAS No. 144, A Accounting for Impairment or Disposal of Long Lived Assets@ at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with SFAS No. 144, A Accounting for the Impairment or Disposal of Long-Lived Assets@ , the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Financial Instruments

The fair values of financial instruments, which include cash, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company= s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company= s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 A Accounting for Income Taxes@ as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Foreign Currency Translation

The Company= s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 A Foreign Currency Translation@ , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (A FASB@ ) issued SFAS No. 158, A Employers= Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)@ .. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, A Fair Value Measurements@ .. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, A Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109@ (A FIN 48@ ). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company= s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

a)

As at October 31, 2006, the Company is indebted to the President of the Company in the amount of $33,924 (April 30, 2006 - $18,182), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

For the six months ended October 31, 2006, the Company recognized $1,500 for donated rent ($250 per month), and $3,000 for donated services ($500 per month), for office space and services provided by the President of the Company. For the period ended April 30, 2006, the Company recognized $750 and $1,500 for donated rent and donated services, respectively.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

4.	Mineral Properties

In January, 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada, in consideration for $3,500. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company.

5.	Common Stock

As of October 31, 2006, the Company has raised $70,100 (701,000 shares of common stock to be issued at $0.10 per share) pursuant to its SB-2.

6.	Subsequent Event

Subsequent to October 31, 2006, the Company has raised an additional $30,800 (308,000 shares of common stock to be issued at $0.10 per share) pursuant to its SB-2.

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

Plan of Operation

We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have successfully raised additional capital of $100,900 from private placements for 1,000,900 common shares subscriptions at $0.10 per share in October and November 2006, of which $70,100 was raised in October 2006. We believe that the additional cash flows are sufficient for us to perform further exploration activities on the mineral property we currently have and to meet our routine operation needs in the next twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus filed with U.S. Securities and Exchange Commission on September 13, 2006. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. As we have successfully raised additional capital for initial exploration activities in November 2006, we have selected and engaged a consultant, Diamond S. Holdings Ltd., in the same month to perform surface work including a reconnaissance, prospecting, and sampling program to further confirm our explore opportunities in the mineral property.

Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don' t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration-stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Liquidity and Capital Resources

To meet our need for cash we raised an additional $100,900 from our public offering. We cannot guarantee that we will be able to raise enough money through the offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We acquired the rights to conduct exploration on one property containing 20 cells. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception and up to November 16, 2006, we have issued or have received share subscriptions for 2,009,000 shares of our common stock for the proceeds of $100,910.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In October and November 2006, we accepted additional 1,009,000 share subscriptions of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price of the shares issued in January 2006 and October and November 2006 were $10.00 and $100,900, respectively. Those are both accounted for as acquisitions of shares. James Shao covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $30,424 and $3,500 for staking, for a total of $33,924, all of which was paid directly to our staker, attorney, accountant, and other vendors. The amount owed to Mr. Shao is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Shao is oral and there is no written document evidencing the agreement.

As of October 31, 2006, our total assets were $73,972 and our total liabilities were $35,174 and we had a working capital of $38,798.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (A FASB@ ) issued SFAS No. 158, A Employers= Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)@ .. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, A Fair Value Measurements@ .. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, A Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109@ (A FIN 48@ ). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of December 12, 2006, we have sold 1,009,000 shares of common stock and raised $100,900. We have not spent any of the proceeds of the public offering.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2006.

HENIX RESOURCES INC.

BY:	JAMES SHAO
James Shao, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, and Principal Accounting Officer and a member of the Board of Directors