Form 10QSB/A
period 2006-07-31
Henix Resources Inc.
filed 2007-01-24
CIK 1371310

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company: Yes [X]     No [   ]

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

=========================================================================================================

PART II OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of January, 2007.

HENIX RESOURCES INC.

BY:	JAMES SHAO
James Shao, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, and Principal Accounting Officer and a member of the Board of Directors