Form 10QSB
period 2007-01-31
Henix Resources Inc.
filed 2007-03-19
CIK 1371310

==============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136688

HENIX RESOURCES INC.
(Exact name of registrant as specified in its charter)

	Nevada	None
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3
(Address of principal executive offices, including zip code.)

(778) 322-3191
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of March 15, 2007, the Company had 2,009,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

January 31, 2007
Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	April 30,
	2007	2006
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	89,780	4,380
Prepaid expenses (Note 6)	10,000	10,000
Total Assets	99,780	14,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	1,250	–
Due to related party (Note 3(a))	33,924	18,182
Total Liabilities	35,174	18,182

Contingencies (Note 1)
Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
2,009,000 and 1,000,000 shares issued and outstanding, respectively	20	10

Additional Paid-in Capital	100,890	–
Donated Capital (Note 3(b))	9,000	2,250
Deficit Accumulated During the Exploration Stage	(45,304)	(6,062)

Total Stockholders’ Equity (Deficit)	64,606	(3,802)

Total Liabilities and Stockholders’ Equity (Deficit)	99,780	14,380

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Period from	Accumulated from
	Three Months	Nine Months	January 26, 2006	January 26, 2006
	Ended	Ended	(Date of Inception)	(Date of Inception)
	January 31,	January 31,	January 31,	to January 31,
	2007	2007	2006	2007
	$	$	$	$

Revenue	–	–	–	–

Expenses
General and administrative (Note 3(b))	7,242	39,242	162	41,804
Impairment of mineral property costs	–	–	–	3,500
Total Expenses	7,242	39,242	162	45,304

Net Loss	(7,242)	(39,242)	(162)	(45,304)

Net Loss Per Share – Basic and Diluted	–	(0.03)	–

Weighted Average Shares Outstanding	1,834,000	1,281,000	1,000,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
		Period from
	Nine Months	January 26, 2006
	Ended	(Date of Inception)
	January 31,	to January 31,
	2007	2006
	$	$

Operating Activities

Net loss	(39,242)	(162)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated rent	2,250	–
Donated services	4,500	–

Changes in operating assets and liabilities:

Prepaid expenses	–	(10,000)
Accrued liabilities	1,250	–
Due to related party	10,147	10,162

Net Cash Used In Operating Activities	(21,095)	–
Financing Activities
Advances from related party	5,595	–
Proceeds from common stock subscriptions	100,900	10
Net Cash Flows Provided By Financing Activities	106,495	10

Increase in Cash	85,400	10

Cash - Beginning of Period	4,380	–
Cash - End of Period	89,780	10

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has never generated any revenues, has working capital of $64,606 and has an accumulated loss of $45,304 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern if the future exploration cost exceeds the additional capital the Company has raised to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at $0.10 per share to raise cash proceeds of $200,000. The SB-2 was declared effective on September 11, 2006. On November 16, 2006, the Company issued 1,009,000 shares of common stock for proceeds of $100,900 pursuant to its SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Financial Instruments

The fair values of financial instruments, which include cash, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for- profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

a)

As at January 31, 2007, the Company is indebted to the President of the Company in the amount of $33,924 (April 30, 2006 - $18,182), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

For the nine months ended January 31, 2007, the Company recognized $2,250 for donated rent ($250 per month), and $4,500 for donated services ($500 per month), for office space and services provided by the President of the Company.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
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

5.	Common Stock

On November 16, 2006, the Company issued 1,009,000 shares of common stock at $0.10 per share for proceeds of $100,900 pursuant to its SB-2.

6.	Prepaid Expenses

As at January, 31, 2007, the balance represents prepaid transfer agent fees. The balance as at April 30,2006 represented prepaid legal fees which was charged to operations during the nine month period ended January 31, 2007.

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

Plan of Operation

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have successfully raised additional capital of $100,900 from private placements by issuing 1,009,000 common shares at $0.10 per share on November 16, 2006, of which $70,100 was raised in October 2006. We believe that the additional cash flows are sufficient for us to perform further exploration activities on the mineral property we currently have and to meet our routine operation needs in the next twelve months.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. As we have successfully raised additional capital for initial exploration activities in the spring time in 2007. We have selected and engaged a consultant, Diamond S. Holdings Ltd. to perform surface work including reconnaissance, prospecting, and sampling. on  the mineral property.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our initial public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James McLeod and a physical examination of the property by Mr. Shao, our president and director. The cost of staking the claim was included in the $3,500 paid to Mr. McLeod. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

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

Liquidity and Capital Resources

     To meet our need for cash we have raised $100,900 from our public offering, which will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one property containing 20 cells. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

     Since inception and up to January 31, 2007, we have issued 2,009,000 shares of our common stock and received $100,910.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we have accepted additional 1,009,000 share subscriptions of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price of the shares issued in January and in November were $10 and $100,900, respectively.  Both accounted for as acquisitions of shares. James Shao covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $30,424 and $3,500 for staking, for a total of $33,924, all of which was paid directly to our staker, attorney, accountant, and other vendors. The amount owed to Mr. Shao is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Shao is oral and there is no written document evidencing the agreement.

     As of January 31, 2007, our total assets were $99,780 and our total liabilities were $35,174 and we had working capital of $64,606.

Recent accounting pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of March 15, 2007, we have sold 1,009,000 shares of common stock and raised $100,900. As of the date of this report we have spent $10,938 for operating expenses from our proceeds.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2007.

HENIX RESOURCES INC.

BY:   JAMES SHAO
         James Shao, President, Principal Executive
         Officer, Secretary/Treasurer, Principal Financial
         Officer, and Principal Accounting Officer and a
         member of the Board of Directors