Form 10KSB
period 2007-04-30
Henix Resources Inc.
filed 2007-07-30
CIK 1371310

==================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended April 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number 333-136688

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3
(Address of principal executive offices, including zip code.)

(778) 322-3191
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ X ] No [   ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

=================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year April 30, 2007: $ Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2007: $ Nil

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 4, 2007: 2,009,000 shares.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is adequate to carry out our business plan and that there will be adequate capital. Since our common stock is considered a Apenny stock@ company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated on January 26, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of James Shao, our president. We intend to conduct exploration activities on one property located in the Province of British Columbia, Canada. The one property consists of 20 mining claims. We intend to explore for gold on the property.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plan to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us change our plans.

Background

     In January 2006, Mr. Shao, our president and a member of the board of directors acquired one mineral property containing 20 mining claims in British Columbia, Canada by arranging the staking of the same through James McLeod, a non affiliated third party. Mr. McLeod is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Shao paid Mr. McLeod approximately $3,500 to stake the claims. The claims were recorded in Mr. Shao’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 30, 2006, Mr. Shao has executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Shao transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Shao has not provided us with a signed or executed bill of sale in our favor. Mr. Shao will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Shao will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Shao transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Shao will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

     Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

       The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration

526668	HRI	January 30, 2006	January 30, 2008

       In order to maintain these claims we must pay a fee of CDN$1,820 per year for the tenure.

Location and Access

     The HRI property is a mineral claim of 20 contiguous cells comprising a total of 1,022 acres and may be located on the NTS map sheets, 82L/4E. At the center of the property the latitude is 50' 13'= N and the longitude is 119" 40'= W. The claim is located in the Okanagan Lake West area and is situated 20 airmiles (29 miles by good all weather, paved and gravel road) southwest of the City of Vernon, British Columbia, Canada.

     The property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all-weather, gravel road is then taken for 11 miles to the west along the Whiteman Creek valley and then south for 3 miles along the southerly trending Hooknose Creek logging road to the center of the HRI mineral claim.

MAP 1

MAP 2

Physiography

     The property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all-weather, gravel road is then taken for 11 miles to the west along the Whiteman Creek valley and then south for 3 miles along the southerly trending Hooknose Creek logging road to the center of the HRI mineral claim.

     The HRI property lies within the Interior Dry Belt biotic zone and experiences about 15" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally mild and last from December through March.

     Much of the Thompson Plateau area hosts patchy conifer cover of Ponderosa pine and Douglas fir mingled with open range and deciduous groves of aspen and poplar. The general area supports an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

     The City of Vernon, British Columbia which lies 29 miles by road northeast of the HRI mineral claim offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies).

     The property is located in the southern part of the Thompson Plateau above the westside of Okanagan Lake. The claim area ranges in elevation from 3,500 feet to 5,000 feet mean sea level. The physiographic setting of the property can be described as rounded, mountainous plateau terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciations. Thickness of drift cover in the valleys may vary considerably.

Property Geology

     The geology of the HRI property area may be described as being underlain by intrusive rock unit of the Coast intrusions of Jurassic-Cretaceous age. They may be granite to grandiosity in composition. The next youngest observed units are the Cretaceous to Tertiary aged intrusive crystalline rocks of granitic to syenitic composition. The youngest rock units observed in the property area are Kamloops Group units of Tertiary (Oligocene or Miocene) age. These units occur as inter-layered volcanic flows and sediments. These rock units may be composed of basaltic lavas and flow breccias, minor hyalite lava and breccias, local sandstone, shale, conglomerate and coal.

     Some or all of these units may be found to host economic mineralization. The property setting offers good underlying possibilities and all overburden areas should be checked if a field program is undertaken.

Mineralization

     Mr. James W. McLeod, P.Geo., has observed in places within the general area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences. These occurrences were found in volcanic flow hosts, but could occur in medium grain-sized intrusive rock units within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wall-rock. Alteration accompanying the pyritization was observed as epidote-chlorite-calcite or a propylitic assemblage. The fault/fracture zones should be 10s of feet wide and 100s of feet in length and generally trend northerly (west or east). The gold quartz type mineralization may be of an epithermal origin, lower temperature and possibly with a carbonate accessory and be peripheral to a higher temperature porphyry stockwork system.

History of Previous Work

     The recorded mining history of the general area to the west of Okanagan lake dates from the turn of the century at which time the area was explored for placer gold. Some minor placer gold production was attained during the period 1889-1895. Creeks in the area that produced minor amounts of placer gold are Bouleau, Equisis, Naswhito and Whiteman. Of general interest is the lack of or only minor amounts of placer gold reported occurring on the eastside of the Okanagan valley.

     Lode gold was first mentioned in the historical record for the general area about the turn of the century without more than prospecting interest until the 1930's, during the Great Depression. Two local discoveries a few miles to the south of the claim area, the White Elephant (Yellow Rose) and the Zion received some basic trenching and in the case of the White Elephant a small mill was constructed on site and some small shipments of concentrates were made to the smelter.

     During the 1960's major mining companies undertook regional silt sampling programs in search of the porphyry copper-molybdenum deposits which lead to the discovery of several molybdenite-bearing siliceous stockwork prospects. The most notable being the Wood and the Whit prospects.

     During the mid-1980's, Huntington Resources Ltd. optioned and worked on the Brett precious metal occurrence found on the northside of Whiteman Creek, approximately 3 miles northwest of the HRI property. The exploration involved geological work, drilling and carrying out an underground exploration drifting program to try and test the gold-bearing vein system. The drift was apparently stopped short of the projected target area. In 2004 a junior mineral exploration company undertook a surface diamond core drilling program that reportedly intersected the vein below the exploration drift level.

History of Our Exploration Activities

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

     To become profitable and competitive, we must conduct into more comprehensive research and exploration of our properties before we start production of any minerals we may find. We are planning to seek additional equity financing to provide for the capital required to implement our further research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Shao, our president, director and shareholder. Under this oral agreement, Mr. Shao has allowed us to conduct exploration activity on the property. Mr. Shao holds the property in trust for us pursuant to a declaration of trust dated January 30, 2006.

Our Proposed Exploration Program

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 1,000,900 common shares at $0.10 per share on November 16, 2006. We believe that further financing (either debt or equity financing) are required for us to perform further exploration activities on the mineral property we currently have and to meet our routine operation needs in the next twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus filed with the U.S. Securities and Exchange Commission on September 13, 2006. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all-weather, gravel road is then taken for 11 miles to the west along the Whiteman Creek valley and then south for 3 miles along the southerly trending Hooknose Creek logging road to the center of the HRI mineral claim.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. As we have successfully raised additional capital, we intend to initiate our exploration activities in the near future, weather permitting, and we have selected and engaged a consultant, Diamond S. Holdings Ltd., to perform surface work including a reconnaissance, prospecting, and sampling program to further confirm our exploration opportunities for the mineral property. However, due to the weather condition on the property site, the actual exploration work will be done in the near future when weather and transportation conditions are suitable for an exploration program.

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying will not start until weather and transportation conditions permit such exploration work. The only event that has occurred is the staking of the property by Mr. McLeod and a physical examination of the property by Mr. Shao, our president and director. The cost of staking the claim was included in the $3,500 paid to Mr. McLeod. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

       We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a sample of earth. Mr. Shao, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Shao will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. Our consultant, Diamond S. Holdings Ltd., will make selections when performing surface work including a reconnaissance, prospecting, and sampling program to further confirm our exploration opportunities for the mineral property.

     We estimate the cost of drilling will be $20 per foot drilled. amount of money raised from our initial public offering. We will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We estimate that it will take up to three months to drill 8 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We intend to initiate our exploration activities in the near future, weather permitting.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

       Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia and will continue to comply with the Health, Safety and Reclamation Code for Mines in British Columbia in the future. We believe that compliance with this code will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Shao has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

       We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Shao will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risk Factors

       1. If we do not raise further working capital, we will have to suspend or cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. If we do not raise further working capital for our ongoing operations and exploration activities, we will have to suspend or cease operations within twelve months.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise from last financing will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

     3. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated in January 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(72,168). To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     6. Because title to the property is held in the name of one of our officers, if he transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Mr. Shao, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     7. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     8. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

     9. Because Mr. Shao has other outside business activities, he will only be devoting 10% of his time, or four hours per week to ours to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Shao, one of our officers and directors has other outside business activities, he will only be devoting 10% of his time, or four hours per week. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Shao. As a result, exploration of the property may be periodically interrupted or suspended.

     10. If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find others person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

ITEM 2.      PROPERTIES

       We do not own any property. We only have the right to explore one property, title of which is not vested in our name.

ITEM 3.       LEGAL PROCEEDINGS

       We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol HENX. A summary of trading by quarter for the 2007 and 2006 fiscal years is as follows:

Fiscal Quarter	High Bid	Low Bid
2007
Second Quarter 02-01-07 to 04-30-07	$0	$0
First Quarter 11-01-06 to 01-30-07	$0	$0
2006
Fourth Quarter 08-01-06 to 10-31-06	$0	$0
Third Quarter 05-01-06 to 07-31-06	$0	$0
Second Quarter 02-01-06 to 04-30-06	$0	$0
First Quarter 11-01-05 to 01-30-06	$0	$0

     Of the 2,009,000 shares of common stock outstanding as of April 30, 2007, 1,000,000 shares are owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

       At April 30, 2007, there were 46 shareholders of record.

Status of our public offering

     On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136688, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On November 16, 2006, we completed our public offering by raising $100,900. We sold 1,000,900 shares of our common stock at an offering price of $0.10 per share, to 44 persons. Since then, we have spent the proceeds as follows:

Accounting and audit	$4,090
Legal fees	$2,261
Transfer agent and filing fees	$15,288
Other miscellaneous expenses	$3,715

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

       We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.      PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have successfully raised additional capital of $100,900 from private placements by issuing 1,000,900 common shares at $0.10 per share on November 16, 2006. We believe that additional financing (either debt or equity financing) is required for us to perform further exploration activities on the mineral property we currently have and to meet our routine operation needs in the next twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus filed with the U.S. Securities and Exchange Commission on September 13, 2006. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all-weather, gravel road is then taken for 11 miles to the west along the Whiteman Creek valley and then south for 3 miles along the southerly trending Hooknose Creek logging road to the center of the HRI mineral claim.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. As we have successfully raised additional capital, we plan to initiate our exploration activities in the near future, weather permitting, we have selected and engaged a consultant, Diamond S. Holdings Ltd., to perform surface work including a reconnaissance, prospecting, and sampling program to further confirm our exploration opportunities for the mineral property. However, due to the weather conditions at the property site, the actual exploration work will be done in the near future when weather and transportation conditions are suitable for an exploration program.

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying will not start until weather and transportation conditions permit such exploration work. The only events that have occurred are the staking of the property by Mr. McLeod and a physical examination of the property by Mr. Shao, our president and director. The cost of staking the claim was included in the $3,500 paid to Mr. McLeod. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

       We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Shao, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Shao will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. Our consultant, Diamond S. Holdings Ltd., will make selections when performing surface work including a reconnaissance, prospecting, and sampling program to further confirm our exploration opportunities in the mineral property.

     We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised from our initial public offering. We will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We estimate that it will take up to three months to drill 8 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. As we have successfully raised additional capital, we intend to initiate our exploration activities in the near future, weather permitting.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History

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

     To become profitable and competitive, we must conduct into more comprehensive research and exploration of our properties before we start production of any minerals we may find. We are planning to seek additional equity financing to provide for the capital required to implement our further research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

     We raised $100,900 from our public offering. We have only spent part of the proceeds on our operations that were summarized as follows:

Accounting and audit	$4,090
Legal fees	$2,261
Transfer agent and filing fees	$15,288
Other miscellaneous expenses	$3,715

Liquidity and Capital Resources

     To meet our need for cash we have raised $100,900 from our public offering. As at April 30, 2007 we have $39,992 in working capital available for daily operations and exploration activities. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one property containing 20 cells. The property is staked and since we have successfully raised capital, we intend to initiate our exploration activities in the near future, weather permitting. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

     Since inception and up to July 5, 2007, we have issued 2,009,000 shares of our common stock and received $100,910.

     In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we have accepted additional 1,009,000 share subscriptions of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price of the shares issued in January and November were $10 and $100,900, respectively. Both were accounted for as acquisitions of shares. Mr. Shao covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $32,054 and $3,500 for staking, for a total of $35,554, all of which was paid directly to our staker, attorney, accountant, and other vendors. The amount owed to Mr. Shao is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Shao is oral and there is no written document evidencing the agreement.

     As of April 30, 2007, our total assets were $75,546, our total liabilities were $35,554, and we had working capital of $39,992.

PART III

ITEM 7.      FINANCIAL STATEMENTS.

Henix Resources, Inc.
(An Exploration Stage Company)

April 30, 2007

Index
Report of Independent Registered Public Accounting Firm	FB1
Balance Sheets	FB2
Statements of Operations	FB3
Statements of Cash Flows	FB4
Statement of Stockholders’ Equity (Deficit)	FB5
Notes to the Financial Statements	FB6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Henix Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2007 and 2006 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended April 30, 2007, the period from January 26, 2006 (Date of Inception) to April 30, 2006, and accumulated from January 26, 2006 to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Henix Resources, Inc. as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended April 30, 2007, the period from January 26, 2006 to April 30, 2006, and accumulated from January 26, 2006 to April 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 4, 2007

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2007	2006
	$	$

ASSETS

Current Assets

Cash	75,546	4,380
Prepaid expense (Note 6)	-	10,000

Total Assets	75,546	14,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Due to related party (Note 3(a))	35,554	18,182

Total Liabilities	35,554	18,182

Contingencies and Commitments (Note 1)

Stockholders,’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
2,009,000 and 1,000,000 shares issued and outstanding, respectively	20	10

Additional Paid-in Capital	100,890	-

Donated Capital (Note 3(b))	11,250	2,250

Deficit Accumulated During the Exploration Stage	(72,168)	(6,062)

Total Stockholders’ Equity (Deficit)	39,992	(3,802)

Total Liabilities and Stockholders’ Equity (Deficit)	75,546	14,380

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

		Period from	Accumulated from
		January 26, 2006	January 26, 2006
	Year Ended	(Date of Inception)	(Date of Inception)
	April 30,	to April 30,	to April 30,
	2007	2006	2007
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (Note 3(b))	66,106	2,562	68,668
Impairment of mineral property costs (Note 4)	-	3,500	3,500

Total Expenses	66,106	6,062	72,168

Net Loss	(66,106)	(6,062)	(72,168)

Net Loss Per Share B Basic and Diluted	(0.05)	(0.01)

Weighted Average Shares Outstanding	1,462,000	1,000,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

		Period from	Accumulated from
		January 26, 2006	January 26, 2006
	Year Ended	(Date of Inception)	(Date of Incorporation)
	April 30,	to April 30,	to April 30,
	2007	2006	2007
	$	$	$
Operating Activities

Net loss	(66,106)	(6,062)	(72,168)

Adjustments to reconcile net loss to net cash used in
operating activities:

Donated rent	3,000	750	3,750
Donated services	6,000	1,500	7,500
Impairment of mineral property costs	-	3,500	3,500

Changes in operating assets and liabilities:

Prepaid expenses	10,000	(10,000)	-
Due to related party	12,372	13,692	26,064

Net Cash Provided by (Used in) Operating Activities	(34,734)	3,380	(31,354)

Investing Activities

Mineral property costs	-	(3,500)	(3,500)

Net Cash Used in Investing Activities	-	(3,500)	(3,500)

Financing Activities

Advances from related party	5,000	4,490	9,490
Proceeds from issuance of common stock	100,900	10	100,910

Net Cash Provided By Financing Activities	105,900	4,500	110,400

Increase in Cash	71,166	4,380	75,546

Cash - Beginning of Period	4,380	-	-

Cash - End of Period	75,546	4,380	75,746

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the period from January 26, 2006 (Date of Inception) to April 30, 2007
(Expressed in U.S. dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Donated	Exploration
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total
	$	$	$	$	$	$	$	$

Balance, January 26,
2006 (Date of Inception)	-	-	-	-	-	-	-	-

January 28, 2006 -
common shares issued
for cash at $0.00001 per
share	-	-	1,000,000	10	-	-	-	10

Donated rent and
services	-	-	-	-	-	2,250	-	2,250

Net loss for the period	-	-	-	-	-	-	(6,062)	(6,062)

Balance, April 30, 2006	-	-	1,000,000	10	-	2,250	(6,062)	(3,802)

November 16, 2006 -
common shares issued
for cash at $0.01 per
share	-	-	1,009,000	10	100,890	-	-	100,900

Donated rent and
services	-	-	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	-	-	(66,106)	(66,106)

Balance, April 30, 2007	-	-	2,009,000	20	100,890	11,250	(72,168)	39,992

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’ s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, the Company has never generated any revenues and has accumulated losses of $72,168 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (SB-2) with the United States Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at $0.10 per share to raise cash proceeds of $200,000. The SB-2 was declared effective on September 11, 2006. On November 16, 2006, the Company issued 1,009,000 shares of common stock for proceeds of $100,900 pursuant to its SB-2.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units- of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

(k)	Recent Accounting Pronouncements (continued)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.        Related Party Transactions

a)

As at April 30, 2007, the Company is indebted to the President of the Company in the amount of $35,554 (2006 - $18,182), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

During the year ended April 30, 2007, the Company recognized $3,000 (period ended April 30, 2006 - $1,500) for donated rent ($250 per month), and $6,000 (period ended April 30, 2006 - $750) for donated services ($500 per month) by the President of the Company. These amounts were charged to operations and recorded as donated capital.

c)	During the period ended April 30, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 4.

4.	Mineral Properties

In January 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada for $3,500. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at April 30, 2006, the Company recognized an impairment loss of $3,500, as it had not yet been determined whether there were proven or probable reserves on the property.

5.	Common Stock

a)	On November 16, 2006, the Company issued 1,009,000 shares of common stock at $0.10 per share for proceeds of $100,900 pursuant to its SB-2.

b)	On January 28, 2006, the Company issued 1,000,000 shares of common stock at $0.0001 per share for proceeds of $10.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

6.	Prepaid Expenses

Prepaid expenses consist of legal fees of $Nil (2006 - $10,000).

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a cumulative net operating loss of $61,000, which begins expiring in 2026. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2007	2006
	$	$
Net Operating Loss Carried Forward	61,000	3,800
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	21,350	1,330
Valuation Allowance	(21,350)	(1,330)
Net Deferred Tax Asset	-	-

For the periods ended April 30, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $20,020 and $1,330, respectively.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the year ended April 30, 2007 included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in their report included in this 10-KSB. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.    CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

       The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

James Shao	47	president, principal executive officer, secretary, treasurer,
19 West 60th Avenue		principal financial officer and a member of the board of
Vancouver, British Columbia		directors
Canada V5X 1Z3

Wuyi Wu	50	a member of the board of directors
1026 Tuxedo Drive
Port Moody, British Columbia
Canada V3H 1L4

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

James Shao, President

     Since inception Mr. Shao has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and a member of our board of directors. From November 2006 to June 2007, Mr. Shao was the chief financial officer of Chian Clean Energy Resources Ltd. From December 2004 to September 2005, Mr. Shao was the chief financial officer of Hendrx Corp. From August 2000 to September 2004, Mr. Shao was a senior auditor at Dale, Matheson, Carr-Hilton in Vancouver, British Columbia.

Wuyi Wu, Director

     Since January 28, 2006, Ms. Wu has been a member of our board of directors. Since May 1999, Ms. Wu has been a director of 585655 BC Ltd. From January 2006 to the present, Ms. Wu has been the Senior Database Consultant at MarketLinc in Vancouver, British Columbia. Ms. Wu was the Senior Microsoft SQL Architect/Consultant at Alderwoods Group in Burnaby, British Columbia from November 2005 to January 2006. From October 2001 to October 2005, Ms Wu. was the Senior DBA at Source Medical Software Solution Ltd in Vancouver, British Columbia.

Conflicts of Interest

     We believe that Ms. Wu will be subject to conflicts of interest. The conflicts of interest arise from Ms. Wu's unwillingness to devote full time to our operations. Since we will not acquire any additional properties, Ms. Wu will not be competing with us. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event both Mr. Shao and Ms. Wu resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     One of our directors or officers, Mr. James Shao, has the Canadian Certified General Accountant designation, whose qualifications or experience is to be considered a financial expert.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

       As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on January 26, 2006 through April 30, 2007. The compensation addresses all compensation awarded to, earned by, or paid to the our named executive officers for the fiscal year ended April 30, 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James Shao	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30, 2007.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

James Shao	0	0	0	0	0	0	0
Wuyi Wu	0	0	0	0	0	0	0

     We do not plan to pay any compensation to our officers or directors in 2008. We will not begin paying our officers compensation until we have adequate funds to do so.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

       We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

			Percentage of
	Name and Address	Number of	Direct
	Beneficial Ownership [1]	Shares	Ownership

	James Shao	800,000	39.82%
	19 West 60th Avenue
	Vancouver, British Columbia
	Canada V5X 1Z3

	Wuyi Wu	200,000	9.96%
	1026 Tuxedo Drive
	Port Moody, British Columbia
	Canada V3H 1L4

	All Officers and Directors	1,000,000	49.78%
	as a Group (2 persons)

[1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Shao and Ms. Wu are the
	only "promoters" of our company.

Future Sales by Existing Stockholders

     A total of 1,000,000 shares of common stock were issued to James Shao and Wuyi Wu, our officers and directors in January 2006. The 1,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker’ s transaction or in a transaction directly with a market maker.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 1,000,000 shares of our stock are currently owned by our officers and directors. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

     Because our officers and directors will control us after the offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2006, we issued a total of 1,000,000 shares of restricted common stock to James Shao and Wuyi Wu, our officers and directors. This was accounted for as an acquisition of shares of common stock in the amount of $10.00.

     Mr. Shao also caused the property, comprised of 20 claims, to be staked at a cost of $3,500. The claims were staked by James McLeod for the $3,500. The terms of the transaction with Mr. McLeod were at arm’s length and Mr. McLeod was not an affiliate. Mr. Shao will transfer the claims to us if mineralized material is found on the claims. Mr. Shao will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

     Mr. Shao and Ms. Wu are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

PART IV

ITEM 13.      EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-136688 on August 17, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Declaration of Trust from James Shao to Henix Resources Inc.
99.1	Subscription Agreement.

       The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Principal Executive Officer Executive Officer and Principal Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$9,090	Manning Elliott LLP
2006	$0	Manning Elliott LLP

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0	Manning Elliott LLP
2006	$0	Manning Elliott LLP

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0	Manning Elliott LLP
2006	$0	Manning Elliott LLP

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0	Manning Elliott LLP
2006	$0	Manning Elliott LLP

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’ s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 30th day of July, 2007.

HENIX RESOURCES INC.

BY:	JAMES SHAO
James Shao, President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer, and Principal
Accounting Officer and a member of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JAMES SHAO	President, Principal Executive Officer,	July 30, 2007
James Shao	Secretary/Treasurer, Principal Financial
Officer, and Principal Accounting Officer and
a member of the Board of Directors

WUYI WU	Director	July 30, 2007
Wuyi Wu