Form 10QSB
period 2007-07-31
Henix Resources Inc.
filed 2007-09-14
CIK 1371310

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

As of September 14, 2007, the Company had 2,009,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

July 31, 2007

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	April 30,
	2007	2007
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	64,306	75,546

Total Assets	64,306	75,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	6,460
Due to related party (Note 3(a))	25,554	35,554
Total Liabilities	32,014	35,554

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
2,009,000 shares issued and outstanding	20	20

Additional Paid-in Capital	100,890	100,890

Donated Capital (Note 3(b))	13,500	11,250

Deficit Accumulated During the Exploration Stage	(82,118)	(72,168)

Total Stockholders’ Equity	32,292	39,992

Total Liabilities and Stockholders’ Equity	64,306	75,546

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 26, 2006
	Ended	Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3(b))	9,950	7,718	78,618
Impairment of mineral property costs (Note 4)	–	–	3,500

Total Expenses	9,950	7,718	82,118

Net Loss	(9,950)	(7,718)	(82,118)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	2,009,000	1,000,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	$	$
Operating Activities

Net loss	(9,950)	(7,718)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated rent	750	750
Donated services	1,500	1,500

Change in operating assets and liabilities:
Accounts payable	6,460	–

Net Cash Used In Operating Activities	(1,240)	(5,468)

Financing Activities

Advances from related party	–	4,999
Repayment to related party	(10,000)	–

Net Cash Provided By (Used In) Financing Activities	(10,000)	4,999

Decrease in Cash	(11,240)	(469)

Cash - Beginning of Period	75,546	4,380

Cash - End of Period	64,306	3,911

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, the Company has never generated any revenues and has accumulated losses of $82,118 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair values of financial instruments, which include cash, accounts payable and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special- purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions

a)

As at July 31, 2007, the Company is indebted to the President of the Company in the amount of $25,554 (April 30, 2007 - $35,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

During the three months ended July 31, 2007, the Company recognized $750 (2006 - $750) for donated rent ($250 per month), and $1,500 (2006 - $1,500) for donated services ($500 per month), for office space and services provided by the President of the Company. These amounts were charged to operations and recorded as donated capital.

4.	Mineral Property

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

Plan of Operation

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have completed our public offering and raised $100,900 We believe that the additional cash flows are sufficient for us to perform further exploration activities on the mineral property we currently have and to meet our routine operation needs in the next twelve months.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have raised capital for exploration activities in the spring time in 2008, weather permitting. We have selected and engaged a consultant, Diamond S. Holdings Ltd., to perform surface work including a reconnaissance, prospecting, and sampling program to further confirm our explore opportunities in the mineral property. However, due to the weather condition on the property site, the actual exploration work will be done in the spring time in 2008 when weather conditions suitable for exploration program to undertake.

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

     The property is undeveloped raw land. To our knowledge, the property has never been mined. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

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

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised from our initial public offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We estimate that it will take up to three months to drill 8 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity in the spring of 2008.

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

Results of Operations

     We raised $100,900 from our public offering. Of the proceeds, we have spent $35,304.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of July 31, 2007 we have $64,306 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one property containing 20 cells. We will begin our exploration in the spring of 2008. As of the date of this report we have yet to generate any revenues.

     Since inception and up to July 31, 2007, we have issued 2,009,000 shares of our common stock and received $100,910.

     In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we issued 1,009,000 shares of common stock pursuant to our registration statement. The purchase price of the shares issued in January and November were $10 and $100,900, respectively. Both were accounted for as acquisitions of shares. James Shao covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $32,054 and $3,500 for staking, for a total of $35,554, all of which was paid directly to our staker, attorney, accountant, and other vendors. During the quarter ended July 31, 2007, $10,000 was repaid to Mr. Shao. The amount owed to Mr. Shao is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Shao is oral and there is no written document evidencing the agreement.

     As of July 31, 2007, our total current assets were $64,306 and our total current liabilities were $32,014, for a working capital balance of $32,292.

Recent accounting pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

     On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900. Since completing our public offering we have spent $35,304 of the proceeds.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a 15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2007.

HENIX RESOURCES INC.

BY:	JAMES SHAO
James Shao, President, Principal Executive
Officer, Secretary/Treasurer, Principal Financial
Officer, and Principal Accounting Officer and a
member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a 15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).