Form 10QSB
period 2007-10-31
Henix Resources Inc.
filed 2007-12-11
CIK 1371310

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52747

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or
organization)

19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3
(Address of principal executive offices, including zip code.)

(778) 322-3191
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

As of December 11, 2007, the Company had 2,009,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

October 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	April 30,
	2007	2007
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	45,057	75,546

Total Assets	45,057	75,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Due to related party (Note 3(a))	25,554	35,554

Total Liabilities	25,554	35,554

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
2,009,000 shares issued and outstanding	20	20

Additional Paid-in Capital	100,890	100,890

Donated Capital (Note 3(b))	15,750	11,250

Deficit Accumulated During the Exploration Stage	(97,157)	(72,168)

Total Stockholders’ Equity	19,503	39,992

Total Liabilities and Stockholders’ Equity	45,057	75,546

(The Accompanying Notes are an Integral Part of These Financial Statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated from
	Six Months	Six Months	Three Months	Three Months	January 26, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	October 31,	October 31,	October 31,	October 31,	to October 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	–	–	–	–

Expenses
General and administrative
(Note 3(b))	24,989	32,000	15,039	24,282	93,657
Impairment of mineral property
costs (Note 4)	–	–	–	–	3,500
Total Expenses	24,989	32,000	15,039	24,282	97,157
Net Loss	(24,989)	(32,000)	(15,039)	(24,282)	(97,157)

Net Loss Per Share – Basic and
Diluted	(0.01)	(0.03)	(0.01)	(0.02)

Weighted Average Shares
Outstanding	2,009,000	1,000,000	2,009,000	1,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2007	2006
	$	$
Operating Activities

Net loss	(24,989)	(32,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated rent	1,500	1,500
Donated services	3,000	3,000

Changes in operating assets and liabilities:

Prepaid expenses	–	10,000
Accrued liabilities	–	1,250
Due to related parties	–	10,147

Net Cash Used In Operating Activities	(20,489)	(6,103)

Financing Activities

Advances from related party	–	5,595
Repayment to related party	(10,000)	–
Proceeds from common stock subscriptions	–	70,100

Net Cash Provided By (Used In) Financing Activities	(10,000)	75,695

Increase (Decrease) in Cash	(30,489)	69,592

Cash - Beginning of Period	75,546	4,380

Cash - End of Period	45,057	73,972

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2007, the Company has never generated any revenues and has accumulated losses of $97,157 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

	b)	Interim Financial Statements

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

	c)	Use of Estimates

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

	d)	Basic and Diluted Net Income (Loss) Per Share

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Mineral Property Costs

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

	h)	Long-lived Assets

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

	i)	Financial Instruments

The fair values of financial instruments, which include cash, and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Recent Accounting Pronouncements

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

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

a)

As at October 31, 2007, the Company is indebted to the President of the Company in the amount of $25,554 (April 30, 2007 - $35,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

During the six months ended October 31, 2007, the Company recognized $1,500 (2006 - $1,500) for donated rent ($250 per month), and $3,000 (2006 - $3,000) for donated services ($500 per month), for office space and services provided by the President of the Company. These amounts were charged to operations and recorded as donated capital.

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

Plan of Operation

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have completed our public offering and raised $100,900. We believe that the additional cash flows are sufficient for us to perform further exploration activities on the mineral property we currently have and to meet our routine operation needs in the next twelve months.

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

Results of Operations

     We raised $100,900 from our public offering. Of the proceeds, we have spent $55,843.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of October 31, 2007, we have $45,057 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one property containing 20 cells. We will begin our exploration in the spring of 2008. As of the date of this report we have yet to generate any revenues.

     Since inception and up to October 31, 2007, we have issued 2,009,000 shares of our common stock and received $100,910.

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

     As of October 31, 2007, our total current assets were $45,057 and our total current liabilities were $25,554, for a working capital balance of $19,503.

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

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, has concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

     On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900. Since completing our public offering we have spent $55,843 of the proceeds on the following:

Accounting	$17,040
Legal	$14,456
Transfer Agent	$22,838
Other Operating Expenses	$1,509
TOTAL	$55,843

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a 15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2007.

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