Form 10-Q
period 2008-01-31
Henix Resources Inc.
filed 2008-03-14
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52747

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3
(Address of principal executive offices, including zip code.)

(778) 322-3191
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,009,000 as of March 13, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

January 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	April 30,
	2008	2007
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	39,490	75,546

Total Assets	39,490	75,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Due to related party (Note 3(a))	25,554	35,554

Total Liabilities	25,554	35,554

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;	20	20

Additional Paid-in Capital	100,890	100,890

Donated Capital (Note 3(b))	18,000	11,250

Deficit Accumulated During the Exploration Stage	(104,974)	(72,168)

Total Stockholders’ Equity	13,936	39,992

Total Liabilities and Stockholders’ Equity	39,490	75,546

(The Accompanying Notes are an Integral Part of These Financial Statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	January 26, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	January 31,	January 31,	January 31,	January 31,	to January 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative
(Note 3(b))	7,817	7,242	32,806	39,242	101,474
Impairment of mineral property costs
(Note 4)	–	–	–	–	3,500

Total Expenses	7,817	7,242	32,806	39,242	104,974

Net Loss	(7,817)	(7,242)	(32,806)	(39,242)	(104,974)

Net Loss Per Share – Basic and Diluted	–	–	0	0

Weighted Average Shares Outstanding	2,009,000	1,834,000	2,009,000	1,281,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2008	2007
	$	$
Operating Activities

Net loss	(32,806)	(39,242)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated rent	2,250	2,250
Donated services	4,500	4,500

Changes in operating assets and liabilities:

Accrued liabilities	–	1,250
Due to related party	(510)	10,147

Net Cash Used In Operating Activities	(26,566)	(21,095)

Financing Activities

Advances from related party	–	5,595
Repayment to related party	(9,490)	–
Proceeds from common stock subscriptions	–	100,900

Net Cash Provided By (Used In) Financing Activities	(9,490)	106,495

Increase (Decrease) in Cash	(36,056)	85,400

Cash - Beginning of Period	75,546	4,380

Cash - End of Period	39,490	89,780

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2008, the Company has never generated any revenues and has accumulated losses of $104,974 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
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

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
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

	h)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143 "Accounting for Asset Retirement obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	i)	Long-lived Assets

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

	j)	Financial Instruments

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

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Income Taxes

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

	l)	Foreign Currency Translation

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

	m)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

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

a)

As at January 31, 2008, the Company is indebted to the President of the Company in the amount of $25,554 (April 30, 2007 - $35,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

During the nine months ended January 31, 2008, the Company recognized $2,250 (2006 - $2,250) for donated rent ($250 per month), and $4,500 (2006 - $4,500) for donated services ($500 per month), for office space and services provided by the President of the Company. These amounts were charged to operations and recorded as donated capital.

Henix Resources, Inc.
(An Exploration Stage Comapny)
Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operation

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have completed our public offering and raised $100,900. We believe that the additional cash flows are sufficient for us to perform further exploration activities on the mineral property we currently have and to meet our routine operational needs in the next twelve months.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have raised capital for exploration activities to be conducted in the near future, weather permitting. We have selected and engaged a consultant, Diamond S. Holdings Ltd., to perform surface work including reconnaissance, prospecting, and a sampling program to further confirm our exploration opportunities in the mineral property.

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don' t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a sample of earth. Mr. Shao, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Shao will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections when the results of the surface work are done by Diamond S. Holdings Ltd. and the board decides the profitability potential and feasibility of any further exploration activities.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated when the results of the surface work are done by Diamond S. Holdings Ltd. and the board decides the profitability potential and feasibility of any further exploration activities. If decided, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We estimate that it will take up to three months to drill 8 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material.

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

Results of Operations

     We raised $100,900 from our public offering. Of the proceeds, we have spent $68,361.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of January 31, 2008, we have $39,490 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one property containing 20 cells. As of the date of this report we have yet to generate any revenues.

     Since inception and up to January 31, 2008, we have issued 2,009,000 shares of our common stock and received $100,910.

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

     As of January 31, 2008, our total current assets were $39,490 and our total current liabilities were $25,554, for a working capital balance of $13,936.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We are a smaller reporting company and are not required to furnish this material.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900. Since completing our public offering we have spent $68,361 of the proceeds on the following:

Accounting	$9,789
Legal	$16,356
Transfer Agent	$23,038
Other Operating Expenses	$19,178
TOTAL	$68,361

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of March, 2008.

HENIX RESOURCES, INC.
(Registrant)

BY:	JAMES SHAO
James Shao
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
and Principal Accounting Officer and a member of
the Board of Directors.

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