Form 10-K
period 2008-04-30
Henix Resources Inc.
filed 2008-07-29
CIK 1371310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

Commission file number 000-52747

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3
(Address of principal executive offices, including zip code.)

(778) 322-3191
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes   No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[	]	Accelerated filer [ ]
Non-accelerated filer	[	]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2008: $0.00.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated on January 26, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of James Shao, our president. We conducted sampling and testing activities during the year on one property located in the Province of British Columbia, Canada, and the result was less than ideal for us to conduct any further exploration work on the property, which consists of 20 mining claims. We intend to find and acquire other mineral properties to explore for gold.

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

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Shao paid Mr. McLeod approximately $3,500 to stake the claims. The claims were recorded in Mr. Shao’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 30, 2006, Mr. Shao executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Shao transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Shao has not provided us with a signed or executed bill of sale in our favor. Mr. Shao will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

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

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Shao will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Shao transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Shao will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have performed certain work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia.

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

     To date we have performed certain work on the property, revealing less than ideal feasibility of continuing further exploration work on the property.

     There are no native land claims that affect title to the existing property. We have no plans to try interest other companies in the property. We intend to find and acquire other mineral properties for exploration; however, no acquisition has materialized as of the date of this report.

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration

526668	HRI	January 30, 2006	January 30, 2009

     In order to maintain these claims we must pay a fee of CDN$1,820 per year for the tenure.

Location and Access

     The HRI property is a mineral claim of 20 contiguous cells comprising a total of 1,022 acres and may be located on the NTS map sheets, 82L/4E. At the center of the property the latitude is 50' 13'= N and the longitude is 119' 40" W. The claim is located in the Okanagan Lake West area and is situated 20 airmiles (29 miles by good all weather, paved and gravel road) southwest of the City of Vernon, British Columbia, Canada.

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

     To become profitable and competitive, we must find and acquire other mineral properties for further exploration. We are planning to seek additional equity financing to provide for the capital required to acquire other mineral properties.

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

Our Proposed Exploration Program

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 1,000,900 common shares at $0.10 per share on November 16, 2006. We believe that further financing (either debt or equity financing) are required for us to acquire other mineral properties.

     Because the results of our exploration program on the existing property appeared to be less than ideal, we intend to acquire other mineral properties; however, no acquisition has been materialized as of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find and acquire other properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by our consultant if the property contains reserves. Although we have successfully raised additional capital in 2006, we must find and acquire other mineral properties for further exploration.

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of any property we are going to find and acquire. If it turns out that we have not raised enough money to complete our acquisition and / or further exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can raise it, we will have to suspend or cease operations.

     We must find and acquire other mineral properties and conduct exploration to determine what amount of minerals, if any, exist on such properties and if any minerals which are found can be economically extracted and profitably processed. However, as of the date of this report, no acquisition has been materialized.

     The existing property is undeveloped raw land. Results of the sampling and testing program undertaken on the property appeared to be less than ideal to warrant further exploration.

     We do not know if we find mineralized materials in other mineral properties that we are currently trying to find and acquire.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We implemented an exploration program on the existing property in the current year, which consisted of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a sample of earth. Mr. Shao did not receive fees for his services when such exploration program was performed. The samples were tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we determined not to proceed with additional exploration of the existing property and to find and acquire other mineral properties. The proceeds from our public offering remaining after the exploration program will be designed to only fund the costs of further acquisition of other mineral proeprties. We have taken our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. Our consultant, Diamond S. Holdings Ltd., has made selections when performing surface work including a reconnaissance, prospecting, and sampling program to further confirm our exploration opportunities for the mineral property. The sampling and testing program revealed less than ideal results for us to warrant further exploration work. The cost of this sampling and testing program was $2,100.

     If we are unable to find and acquire other mineral properties or to undertake any further exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $0 because the existing property has not been explored in full scale and only small sampling and testing was done on the property. We have not allocated any funds for the reclamation of any property we own or to be acquired and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Shao has agreed to pay the cost, if any, of reclaiming the property should the cost of such reclamation cost was levied.

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

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol HENX. A summary of trading by quarter for the 2008 and 2007 fiscal years is as follows:

Fiscal Quarter	High Bid	Low Bid
2008
Second Quarter 02-01-08 to 04-30-08	$0.00	$0.00
First Quarter 11-01-07 to 01-30-08	$0.00	$0.00
2007
Fourth Quarter 08-01-07 to 10-31-07	$0.00	$0.00
Third Quarter 05-01-07 to 07-31-07	$0.00	$0.00
Second Quarter 02-01-07 to 04-30-07	$0.00	$0.00
First Quarter 11-01-06 to 01-30-07	$0.00	$0.00
2006
Fourth Quarter 08-01-06 to 10-31-06	$0.00	$0.00
Third Quarter 05-01-06 to 07-31-06	$0.00	$0.00

     Of the 2,009,000 shares of common stock outstanding as of April 30, 2008, 1,000,000 shares are owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At April 30, 2008, there were 46 shareholders of record.

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

     On November 16, 2006, we completed our public offering by raising $100,900. We sold 1,000,900 shares of our common stock at an offering price of $0.10 per share, to 44 persons. Since then, we have spent the proceeds as follows:

Description	Amount ($)
Accounting and audit	$15,746
Legal fees	$17,386
Exploration work	$2,100
Transfer agent and filing fees	$16,713
Other general and administrative expenses	$3,902

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

     We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations. We have completed our public offering and raised $100,900. We believe that the additional cash flows are sufficient for us to meet our routine operational needs in the next twelve months. However, additional financing may be required for us to acquire other mineral properties.

     We will be conducting research in the form of exploration of any other mineral properties we may find and acquire in the future. Our exploration program on existing property was explained in as much detail as possible in the business section of our prospectus filed with the U.S. Securities and Exchange Commission on September 13, 2006. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The existing property is accessible by traveling southwest of Vernon, British Columbia, along the Okanagan Lake westside road for 15 miles on a good all weather, paved road to the confluence of Whiteman Creek and Okanagan Lake. An all weather, gravel road is then taken for 11 miles to the west along the Whiteman Creek valley and then south for 3 miles along the southerly trending Hooknose Creek logging road to the center of the HRI mineral claim.

     Our exploration target is to find and acquire other mineral properties containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We raised capital for exploration activities which were conducted in the current year. We selected and engaged a consultant, Diamond S. Holdings Ltd., to perform surface work in the existing property including reconnaissance, prospecting, and a sampling program to further confirm our exploration opportunities in the mineral property. However, the results of the work appeared to be less than ideal.

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don' t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of any property we are going to find and acquire. If it turns out that we have not raised enough money to complete our acquisition and / or further exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We conducted a sampling and testing program to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. The results revealed that further exploration may not be warranted and feasible in economic terms.

     The property is undeveloped raw land. To our knowledge, the property has never been mined. Our exploration program results were not favorable and we decided not to perform further exploration on the existing property and must find and acquire other mineral properties for further exploration to find mineralized material.

     We do not know if we will find and acquire other mineral properties containing mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We have implemented an exploration program on the existing property in the current year, which consisted of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a sample of earth. Mr. Shao did not receive fees for his services when such exploration program was performed. The samples were tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we have determined not to proceed with additional exploration of the existing property and to find and acquire other mineral properties. The proceeds from our public offering remaining after such exploration program will be designed to only fund the costs of further acquisition of other mineral proeprties. We have taken our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. Our consultant, Diamond S. Holdings Ltd., has made selections when performing surface work including a reconnaissance, prospecting, and sampling program to further confirm our exploration opportunities for the mineral property. The sampling and testing program revealed less than ideal results for us to warrant further exploration work. The cost of this sampling and testing program was $2,100.

     If we are unable to find and acquire other mineral properties or to undertake any further exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

     To become profitable and competitive, we must find and acquire other mineral properties and conduct into more comprehensive research and exploration of such properties before we start production of any minerals we may find.

Results of Operations

     We raised $100,900 from our public offering. Of the proceeds, we have spent $ 55,847.

     We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of April 30, 2008, we have $35,483 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one property containing 20 cells. As of the date of this report we have yet to generate any revenues.

     Since inception and up to April 30, 2008, we have issued 2,009,000 shares of our common stock and received $100,910.

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

     As of April 30, 2008, our total current assets were $35,483 and our total current liabilities were $25,554, for a working capital balance of $9,929.

Recent accounting pronouncements

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company adopted SFAS No. 157 as of February 1, 2008 and the adoption did not have an impact on the Company’s results of operations or financial condition.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Henix Resources, Inc.
(An Exploration Stage Company)

April 30, 2008

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Henix Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP

Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 17, 2008

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2008	2007
	$	$

ASSETS
Current Assets
Cash	35,483	75,546
Total Assets	35,483	75,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to related party (Note 3(a))	25,554	35,554
Total Liabilities	25,554	35,554

Contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.00001 par value;
2,009,000 shares issued and outstanding	20	20
Additional paid-in capital	100,890	100,890
Donated capital (Note 3(b))	20,250	11,250
Deficit accumulated during the exploration stage	(111,231)	(72,168)
Total Stockholders’ Equity	9,929	39,992
Total Liabilities and Stockholders’ Equity	35,483	75,546

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
			January 26, 2006
	Year Ended	Year Ended	(Date of Inception)
	April 30,	April 30,	to April 30,
	2008	2007	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3(b))	36,963	66,106	105,631
Impairment of mineral property costs (Note 4)	–	–	3,500
Mineral property costs	2,100	–	2,100

Total Expenses	39,063	66,106	111,231

Net Loss	(39,063)	(66,106)	(111,231)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.05)

Weighted Average Shares Outstanding	2,009,000	1,462,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 26, 2006
	Year Ended	Year Ended	Date of Inception)
	April 30,	to April 30,	to April 30,
	2008	2007	2008
	$	$	$
Operating Activities
Net loss	(39,063)	(66,106)	(111,231)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated rent	3,000	3,000	6,750
Donated services	6,000	6,000	13,500
Impairment of mineral property costs	–	–	3,500
Changes in operating assets and liabilities:
Prepaid expenses	–	10,000	–
Due to related party	–	12,372	26,064
Net Cash Used in Operating Activities	(30,063)	(34,734)	(61,417)
Investing Activities
Mineral property costs	–	–	(3,500)
Net Cash Used in Investing Activities	–	–	(3,500)
Financing Activities
Advances from related party	–	5,000	(510)
Repayment of related party loan	(10,000)	–	–
Proceeds from issuance of common stock	–	100,900	100,910
Net Cash Provided By Financing Activities	(10,000)	105,900	100,400
Increase (Decrease) in Cash	(40,063)	71,166	35,483
Cash - Beginning of Period	75,546	4,380	–
Cash - End of Period	35,483	75,546	35,483
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the period from January 26, 2006 (Date of Inception) to April 30, 2008
(Expressed in U.S. dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Donated	Exploration
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total
	#	$	#	$	$	$	$	$

Balance – January 26, 2006 (Date
of Inception)	–	–	–	–	–	–	–

January 28, 2006 – common
shares issued for cash at $0.00001
per share	–	–	1,000,000	10	–	–	–

Donated rent and services	–	–	–	–	–		–	2,250

Net loss for the period	–	–	–	–	–	–	(6,062)	(6,062)
Balance – April 30, 2006	–	–	1,000,000	10	–		(6,062)	(3,802)

November 16, 2006 – common
shares issued for cash at $0.01 per
share	–	–	1,009,000	10	100,890	–	–	100,900
Donated rent and services	–	–	–	–	–		–	9,000
Net loss for the year	–	–	–	–	–	–	(66,106)	(66,106)
Balance – April 30, 2007	–	–	2,009,000	20	100,890		(72,168)	39,992
Donated rent and services	–	–	–	–	–		–	9,000
Net loss for the year	–	–	–	–	–	–	(39,063)	(39,063)
Balance – April 30, 2008	–	–	2,009,000	20	100,890		(111,231)	9,929

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2008, the Company has never generated any revenues and has accumulated losses of $111,231 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two- step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

3.	Related Party Transactions

a)

As at April 30, 2008, the Company is indebted to the President of the Company in the amount of $25,554 (2007 - $35,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

During the year ended April 30, 2008, the Company recognized $3,000 (2007 - $3,000) for donated rent and $6,000 (2007 - $6,000) for donated services provided by the President of the Company. These amounts were charged to operations and recorded as donated capital.

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

5.	Common Stock

On November 16, 2006, the Company issued 1,009,000 shares of common stock at $0.10 per share for proceeds of $100,900 pursuant to its SB-2.

6.	Income Taxes

The Company has a cumulative net operating loss of $87,481, which begins expiring in 2026.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007
	$	$
Income tax recovery at statutory rate	13,281	22,476
Permanent differences	(3,060)	(3,060)
Valuation allowance change	(10,221)	(19,416)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2008 and 2007 are as follows:

	April 30,	April 30,
	2008	2007
	$	$
Mineral property costs	1,190	1,190
Net operating losses carried forward	29,743	19,522
Valuation allowance	(30,933)	(20,712)
Net deferred income tax asset	–	–

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to April 30, 2008, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of two members, one who is not independent of management as he is the sole officer and the other member lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2. Dual signatures of cheques- The Company only has one cheque signing authority. Management feels that the lack of dual signatures on cheques can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

3. We did not maintain proper segregation of duties for the preparation of our financial statements –As of April 30, 2008 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

     a) Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company. In addition, approval of significant transactions was not documented as approved by the Company’s Board of Directors.

     b) Lack of control over preparation of financial statements and proper application of accounting policies.

     Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

     Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2008.

     Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

     The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

4.

We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by the Company’s Board of Directors and that approval be documented in the Company’s corporate records.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

James Shao	48	president, principal executive officer, secretary, treasurer,
19 West 60th Avenue		principal financial officer and a member of the board of
Vancouver, British Columbia		directors
Canada V5X 1Z3

Wuyi Wu	51	a member of the board of directors
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

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Section 16(a) of the Securities Exchange Act of 1934

     Our officers and directors are subject to the reporting obligations required by Section 16(a) of the Securities Exchange Act of 1934. Neither of our officers/directors have filed reports required by Section 16(a) of the Securities Exchange Act of 1934 and are delinquent therein. Our officers and directors anticipate filing the reports required by section 16(a) shortly.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on January 26, 2006 through April 30, 2008. The compensation addresses all compensation awarded to, earned by, or paid to the our named executive officers for the fiscal year ended April 30, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James Shao	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30, 2008.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James Shao	2008	0	0	0	0	0	0

Wuyi Wu	2008	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

		Percentage of
Name and Address	Number of	Direct
Beneficial Ownership [1]	Shares	Ownership

James Shao	800,000	39.82%
19 West 60th Avenue
Vancouver, British Columbia
Canada V5X 1Z3

Wuyi Wu	200,000	9.96%
1026 Tuxedo Drive
Port Moody, British Columbia
Canada V3H 1L4

		All Officers and Directors	1,000,000	49.78%
		as a Group (2 persons)

[	1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Shao
		and Ms. Wu are the only "promoters" of our company.

Future Sales by Existing Stockholders

     A total of 1,000,000 shares of common stock were issued to James Shao and Wuyi Wu, our officers and directors in January 2006. The 1,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker s transaction or in a transaction directly with a market maker.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2006, we issued a total of 1,000,000 shares of restricted common stock to James Shao and Wuyi Wu, our officers and directors. This was accounted for as an acquisition of shares of common stock in the amount of $10.00.

     Mr. Shao also caused the property, comprised of 20 claims, to be staked at a cost of $3,500. The claims were staked by James McLeod for the $3,500. The terms of the transaction with Mr. McLeod were at arm length and Mr. McLeod was not an affiliate. Mr. Shao will transfer the claims to us if mineralized material is found on the claims. Mr. Shao will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

     Mr. Shao and Ms. Wu are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,537	Manning Elliott LLP
2007	$9,090	Manning Elliott LLP

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Manning Elliott LLP
2007	$0	Manning Elliott LLP

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Manning Elliott LLP
2007	$0	Manning Elliott LLP

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Manning Elliott LLP
2007	$0	Manning Elliott LLP

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix	SB-2	08-17-06	10.1
	Resources Inc.

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 29th day of July, 2008.

HENIX RESOURCES INC.

BY:	JAMES SHAO
James Shao, President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer, and
Principal Accounting Officer and a member of the Board
of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

July 29, 2008
JAMES SHAO	President, Principal Executive Officer,
James Shao	Secretary/Treasurer, Principal Financial
Officer, and Principal Accounting Officer and
a member of the Board of Directors

WUYI WU	Director	July 29, 2008
Wuyi Wu

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix	SB-2	08-17-06	10.1
	Resources Inc.

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2