Form 10-Q
period 2008-07-31
Henix Resources Inc.
filed 2008-09-05
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,009,000 as of September 4, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
Henix Resources, Inc.
(An Exploration Stage Company)

July 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	April 30,
	2008	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	22,424	35,483
Total Assets	22,424	35,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to related party (Note 3(a))	25,554	25,554
Total Liabilities	25,554	25,554
Contingencies (Note 1)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;	–	–
None issued and outstanding
Common Stock, 100,000,000 shares authorized, $0.00001 par value;	20	20
2,009,000 shares issued and outstanding
Additional Paid-in Capital	100,890	100,890
Donated Capital (Note 3(b))	22,500	20,250
Deficit Accumulated During the Exploration Stage	(126,540)	(111,231)
Total Stockholders’ Equity	(3,130)	9,929
Total Liabilities and Stockholders’ Equity	22,424	35,483

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 26, 2006
	Ended	Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2008	2007	2008
	$	$	$

Revenue	–	–	–

Expenses
General and administrative (Note 3(b))	15,309	9,950	120,940
Impairment of mineral property costs
(Note 4)	–	–	3,500
Mineral property costs	–	–	2,100
Total Expenses	15,309	9,950	126,540
Net Loss	(15,309)	(9,950)	(126,540)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	2,009,000	2,009,000

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2008	2007
	$	$
Operating Activities
Net loss	(15,309)	(9,950)
Adjustments to reconcile net loss to net cash used
in operating activities:
Donated rent	750	750
Donated services	1,500	1,500
Change in operating assets and liabilities:
Accounts payable	–	6,460
Net Cash Used In Operating Activities	(13,059)	(1,240)
Financing Activities
Repayment to related party	–	(10,000)
Net Cash Provided By (Used In) Financing Activities	–	(10,000)
Decrease in Cash	(13,059)	(11,240)
Cash - Beginning of Period	35,483	75,546
Cash - End of Period	22,424	64,306

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2008, the Company has never generated any revenues and has accumulated losses of $126,540 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-K filed on July 29, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2008 and 2007, and the results of its operations and cash flows for the three months then ended. The results of operations for the three months ended July 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
July 31, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
July 31, 2008
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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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
July 31, 2008
(Expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

	a)	As at July 31, 2008, the Company is indebted to the President of the Company in the amount of $25,554 (April 30, 2008 - $25,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

	b)	During the three months ended July 31, 2008, the Company recognized $750 (2007 - $750) for donated rent ($250 per month), and $1,500 (2007 - $1,500) for donated services ($500 per month), for office space and services provided by the President of the Company. These amounts were charged to operations and recorded as donated capital.

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

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. In addition, we may not have enough money to complete our whole exploration program of any property we are going to find and acquire. If it turns out that we have not raised enough money to complete our acquisition and / or further exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We conducted a sampling and testing program to determine what amount of minerals, if any, exist on our existing properties and if any minerals which are found can be economically extracted and profitably processed. The results revealed that further exploration may not be warranted and feasible in economic terms.

     The existing property is undeveloped raw land. To our knowledge, the property has never been mined. Our exploration program results were not favorable and we decided not to perform further exploration on the existing property and must find and acquire other mineral properties for further exploration to find mineralized material.

     We do not know if we will find and acquire other mineral properties containing mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the existing property.

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

Results of Operations

     We raised $100,900 from our public offering. Of the proceeds, we have spent $71,156.

     We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of July 31, 2008, we have $22,424 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one existing property containing 20 cells. As of the date of this report we have yet to generate any revenues.

     Since inception and up to July 31, 2008, we have issued 2,009,000 shares of our common stock and received $100,910.

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

     As of July 31, 2008, our total current assets were $22,424 and our total current liabilities were $25,554, for a working capital deficit of $3,130.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     Dual signatures of cheques - The Company only has one cheque signing authority. Management feels that the lack of dual signatures on cheques can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

3.     We did not maintain proper segregation of duties for the preparation of our financial statements – As of July 31, 2008 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

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

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-136688) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900. Since completing our public offering we have spent $71,156 of the proceeds on the following:

Accounting	$21,302
Legal	$19,136
Transfer Agent	$23,388
Other Operating Expenses	$7,330
TOTAL	$71,156

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of September, 2008.

HENIX RESOURCES, INC.
(Registrant)

BY:	JAMES SHAO
James Shao
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
and Principal Accounting Officer and a member of
the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.