Form 10-Q
period 2008-10-31
Henix Resources Inc.
filed 2008-12-15
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52747

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#41 Huancheng Road
Xinjian Township
Jinyun County
Zhejiang, P.R. China
(Address of principal executive offices, including zip code.)

011 86 578 388 1262
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,009,000 as of December 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

October 31, 2008

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

HENIX RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	October 31,	April 30,
	2008	2008
	(Unaudited)
Current Assets:

Cash and Equivalents	$17,397	$35,483

Total Assets	$17,397	$35,483

LIABILITIES AND SHAREHOLDERS'(DEFICIENCY)

Current Liabilities:

Accrued Liabilities	$200	$-
Due to related party (Note 3(a))	25,554	25,554

Total Liabilities	25,754	25,554

Contingencies (Note 1)	-	-

Shareholders' (Deficiency):

Preferred Stock, $0.00001 par value,
100,000, 000 shares authorized
None issued and outstanding	-	-

Common Stock, $0.00001 par value,
100,000,000 shares authorized
2,009,000 issued and outstanding	20	20

Additional Paid-In-Capital	125,640	121,140
Deficit Accumulated during the Exploration Stage	(134,017)	(111,231)

Total Shareholders' (Deficiency)	(8,357)	(9,929)

Total Liabilities and Shareholders' (Deficiency)	$17,397	$35,483

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE PERIOD JANUARY 26, 2006 (INCEPTION) THROUGH OCTOBER 31, 2008
AND FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

					January 26,
	Three	Three	Six	Six	2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	To
	October 31,	October 31,	October 31,	October 31	October 31,
	2008	2007	2008	2007	2008

REVENUE:	$-	$-	$-	$-	$-

EXPENSES:

General and
Administrative (Note 3(b))	7,477	15,039	22,786	24,989	130,517
Impairment of mineral
property costs (Note 4)	-	-	-	-	3,500

Total Expense	7,477	15,039	22,786	24,989	134,017

Net Loss	$(7,477)	$(15,039)	$(22,786)	$(24,989)	$(134,017)

Basic and diluted
net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
used in calculating
basic and diluted
net loss per share	2,009,000	2,009,000	2,009,000	2,009,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

			January 26, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	October 31, 2008	October 31 2007,	October 31, 2008

Cash Flows from Operating Activities:

Net loss	$(22,786)	$(24,989)	$(134,017)
Adjustments to reconcile net loss to
net cash used in operating activities:
Donated rent	1,500	1,500	8,250
Donated services	3,000	3,000	16,500
Impairment of mineral property costs	-	-	3,500

Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accrued liabilities	200	-	200
Due to related parties	-	-	26,064
Net Cash used in Operating Activities	(18,086)	(20,489)	(79,503)

Cash Flows from Investing Activities:
Mineral Property Costs	-	-	(3,500)
Net Cash Used in Investing Activities	-	-	(3,500)

Cash Flows from Financing Activities:
Advances from related party	-	-	(510)
Repayment to related party	-	(10,000)	-
Proceeds from common stock subscriptions	-	-	100,910
Net Cash used in Financing Activities	-	(10,000)	100,400

Net increase in cash	(18,086)	(30,489)	17,397
Cash-Beginning of period	35,483	75,546	-
Cash-End of period	$17,397	$45,057	$17,397
Supplemental Disclosure of Cash Flow Information:
Income Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATMENTS
OCTOBER 31, 2008 (UNAUDITED)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2008, the Company has never generated any revenues and has accumulated losses of $134,017 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATMENTS
OCTOBER 31, 2008 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

	b)	Interim Financial Statements

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2008 and 2007, and the results of its operations and cash flows for the six months then ended. The results of operations for the six months ended October 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

NOTES TO THE FINANCIAL STATMENTS
OCTOBER 31, 2008 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATMENTS
OCTOBER 31, 2008 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

	j)	Income Taxes

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATMENTS
OCTOBER 31, 2008 (UNAUDITED)

l)	Recent Accounting Pronouncements (Continued)

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

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATMENTS
OCTOBER 31, 2008 (UNAUDITED)

m)	Recent Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not elected the fair value option for any assets or liabilities with SFAS 159.

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

a)

As at October 31, 2008, the Company is indebted to the President of the Company in the amount of $25,554 (April 30, 2008 - $25,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)

During the six months ended October 31, 2008, the Company recognized $1,500 (2007 - $1,500) for donated rent ($250 per month), and $3,000 (2007 - $3,000) for donated services ($500 per month), for office space and services provided by the President of the Company. These amounts were charged to operations and recorded as additional paid capital.

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

Results of Operations

     We raised $100,900 from our public offering. Of the proceeds, we have spent $78,633.

     We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of October 31, 2008, we have $17,397 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one existing property containing 20 cells. As of the date of this report we have yet to generate any revenues.

     Since inception and up to October 31, 2008, we have issued 2,009,000 shares of our common stock and received $100,910.

     In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we issued 1,009,000 shares of common stock pursuant to our registration statement. The purchase price of the shares issued in January and November were $10 and $100,900, respectively. Both were accounted for as acquisitions of shares. James Shao covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $32,054 and $3,500 for staking, for a total of $35,554, all of which was paid directly to our staker, attorney, accountant, and other vendors. Only during the quarter ended July 31, 2007, $10,000 was repaid to Mr. Shao. The amount owed to Mr. Shao is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Shao is oral and there is no written document evidencing the agreement.

     As of October 31, 2008, our total current assets were $17,397 and our total current liabilities were $25,754, for a working capital deficit of $8,357.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.    Dual signatures of cheques - The Company only has one cheque signing authority. Management feels that the lack of dual signatures on cheques can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

2.    We did not maintain proper segregation of duties for the preparation of our financial statements –As of October 31, 2008 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

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

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

2.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

3.

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

     On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900. Since completing our public offering we have spent $78,633 of the proceeds on the following:

Accounting	$23,068
Legal	21,986
Transfer Agent	23,688
Other Operating Expenses	9,891
TOTAL	$78,633

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of December, 2008.

HENIX RESOURCES, INC.
(Registrant)

BY:	YONGFU ZHU
Yongfu Zhu
President, Principal Executive Officer, Treasurer,
Secretary, Principal Financial Officer, Principal
Accounting Officer and sole member of the Board
of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.