Form 10-Q
period 2009-01-31
Henix Resources Inc.
filed 2009-03-13
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52747

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#41 Huancheng Road
Xinjian Township
Jinyun County
Zhejiang, P.R. China
(Address of principal executive offices, including zip code.)

011 86 578 388 1262
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,009,000 as of March 7, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

INDEX
PAGE
FINANCIAL STATEMENTS	-2-
BALANCE SHEETS	-3-
STATEMENTS OF OPERATIONS	-4-
STATEMENTS OF CASH FLOWS	-5-
NOTES TO FINANCIAL STATEMENTS	-6- - -11-

The financial statements of Henix Resources, Inc. (An Exploration Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10K for the period ended April 30, 2008.

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	January 31,	April 30,
ASSETS	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$12,810	$35,483

Total Assets	$12,810	$35,483

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$200	$-
Due to related party (Note 3)	25,554	25,554
Total Current Liabilities	25,754	25,554

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock $0.0001 par value, authorized 100,000,000 shares
none issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 100,000,000 shares
2,009,000 issued and outstanding	20	20
Additional paid in capital	127,890	121,140
Accumulated deficit during the exploration stage	(140,854)	(111,231)
Total Stockholders' Equity (Deficiency)	(12,944)	9,929

Total Liabilities and Stockholders' Equity (Deficiency)	$12,810	$35,483

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

					For the Period
					January 26,
					2006
	Three Months Ended		Nine Months Ended		(Inception) to
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	6,837	7,817	29,623	32,806	137,354
Impairment of mineral property costs	-	-	-	-	3,500
Total operating expenses	6,837	7,817	29,623	32,806	140,854

NET LOSS	$(6,837)	$(7,817)	$(29,623)	$(32,806)	$(140,854)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	2,009,000	2,009,000	2,009,000	2,009,000

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period
			January 26,
			2006
	Nine Months Ended		(Inception) to
	January 31,		January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(29,623)	$(32,806)	$(140,854)
Adjustment to reconcile net loss to net
cash used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,500
Donated services	4,500	4,500	18,000
Donated rent	2,250	2,250	9,000
Changes in operating assets and liabilities
Due to related party	-	-	26,064
Accounts payable and accrued liabilities	200	(5,264)	200
Net cash used in operating activities	(22,673)	(31,320)	(84,090)

Cash flows from investing activities
Mineral claim acquisition costs incurred	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Loans from related party	-	-	(510)
Proceeds from sales of common stock	-	100,000	100,910
Net cash provided by financing activities	-	100,000	100,400

Net increase (decrease ) in cash	(22,673)	68,680	12,810

Cash and cash equivalents, beginning of period	35,483	16,114	-

Cash and cash equivalents, end of period	$12,810	$84,794	$12,810

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuationoftheCompany as a going concern is dependent uponthe continued financial supportfrom its shareholders,theability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2009, the Company has never generated any revenues and has accumulated losses of $140,854 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements donotincludeany adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at January 31, 2009 and 2008, and the results of its operations and cash flows for the nine months then ended. The results of operations for the nine months ended January 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

Recently Adopted Accounting Principles

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

As at January 31, 2009, the Company is indebted to the President of the Company in the amount of $25,554 (April 30, 2008 -$25,554), representing cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

During the nine months ended January 31, 2009, the Company recognized $2,250 (2007 - $2,250) for donated rent ($250 per month), and $4,500 (2007 - $4,500) for donated services ($500 per month), for office space and services provided by the President of the Company. These amounts were charged to operations and recorded as donated capital.

NOTE 4 – MINERAL PROPERTY

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

Results of Operations

      We raised $100,900 from our public offering. Of the proceeds, we have spent $83,470.

     We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

     To meet our need for cash we raised $100,900 from our public offering. As of January 31, 2009, we have $12,810 in cash available. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We acquired the rights to conduct exploration on one existing property containing 20 cells. As of the date of this report we have yet to generate any revenues.

     Since inception and up to January 31, 2009, we have issued 2,009,000 shares of our common stock and received $100,910.

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

     As of January 31, 2009, our total current assets were $12,810 and our total current liabilities were $25,754, for a working capital deficit of $12,944.

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

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900. Since completing our public offering we have spent $83,470 of the proceeds on the following:

Accounting	$24,568
Legal	24,406
Transfer Agent	24,313
Other Operating Expenses	10,453
TOTAL	$83,740

ITEM 6. EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of March, 2009.

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