Form 10-K
period 2009-04-30
Henix Resources Inc.
filed 2009-07-29
CIK 1371310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2009: $0.

PART I

ITEM 1.                      BUSINESS

General

            We were incorporated on January 26, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

            We currently do not have the right to explore any property. We have not identified any properties for exploration. Our plan is to acquire or option a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material.  Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

            In addition, we may not have enough money to complete the exploration of any property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

            After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. There is no assurance that we will ever acquire or option a property.

            We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected. As of the date of this registration statement, we have not selected a geologist. Our properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than to try to acquire an existing developed property. A developed property is one with a defined ore body.

            Thereafter, exploration will be initiated.

            We do not know if we will find mineralized material.

            Our exploration program is designed to economically explore any property we may obtain.
Again, at the present time we do not own any interest in any properties.

            We do not claim to have any minerals or reserves whatsoever.

           We intend to implement an exploration program which consists of rock sampling. Rock sampling is the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined grid laid out on the property. If the rock sampling is successful, then further work by way of a Controlled Source Magnetotelluric survey may be in order. This is an electromagnetic method used to map the variation of the Earth's resistivity (the resistance of the earth to conduct electricity) by measuring naturally occurring electric and magnetic fields at the Earth's surface. This process gives an indication of where drilling locations may be warranted.  If drilling were to be indicated, then our first choice would be Reverse Circulation Drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core sampling would follow this stage. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Our mining engineer will determine where drilling will occur on the property. As of the date of this registration statement, we have not retained the services of any mining engineers, and would not entertain doing so until an appropriate property has been secured. The drill samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the drill samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. Our current financial condition is designed to only fund the costs of rock sampling and testing.

            The breakdown of estimated times and dollars was made by the management. While the management does not have any formal training in the area of exploration, they have been associated with other exploration corporations and believe they have sufficient knowledge of exploration to direct our administrative actions.

            We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

            If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

            We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we do not own an interest in a property. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

            We do not have a plan to take our company to revenue generation. That is because we have not located an ore body yet and it is impossible to project revenue generation from nothing.

            If we explore a property and do not find mineralized material, we will allow the option to expire.

Competitive Factors

            The gold mining industry is fragmented.  We will be competing with other exploration companies looking for gold.  We are one of the smallest exploration companies in existence.  We are an infinitely small participant in the gold mining market.  While we may be competing for property, once the property is optioned, there will be no competition for the exploration or removal of  minerals  from the property.  Readily available gold markets exist in China and around the world for the sale of gold.  Therefore, we will be able to sell any gold that we are able to recover.

Environmental Law and Regulations

            In the United States, prospecting on federal land is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

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

            We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

Subcontractors

            We intend to use the services of subcontractors for manual labor exploration work on any claims we may acquire. Mr. Zhu, Yongfu, out sole director and officer, will handle our administrative duties.  Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property.  The subcontractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of any claims we may acquire. Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.  Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employees and Employment Agreements

            At present, we have no employees, other than our sole officer and director. Our sole officer and director is a part-time employee and will devote about 10% of his time or four hours per week to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

ITEM 1A.	RISK FACTORS

            We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

            None.

ITEM 2.	PROPERTIES

            We do not own any property. We only had the right to explore one property, title of which is not vested in our name and which has expired on January 9, 2009.

ITEM 3.	LEGAL PROCEEDINGS

            We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol HENX. A summary of trading by quarter for the 2009 and 2008 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2009
	Second Quarter 02-01-09 to 04-30-09	$0	$0
	First Quarter 11-01-08 to 01-30-09	$0	$0
2008
	Fourth Quarter 08-01-08 to 10-31-08	$0	$0
	Third Quarter 05-01-08 to 07-31-08	$0	$0
	Second Quarter 02-01-08 to 04-30-08	$0	$0
	First Quarter 11-01-07 to 01-30-08	$0	$0
2007
	Fourth Quarter 08-01-07 to 10-31-07	$0	$0
	Third Quarter 05-01-07 to 07-31-07	$0	$0

            Of the 2,009,000 shares of common stock outstanding as of April 30, 2009, 1,090,000 shares are owned by our officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

            At April 30, 2009, there were 44 shareholders of record.

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

            On November 16, 2006, we completed our public offering by raising $100,900. We sold 1,000,900 shares of our common stock at an offering price of $0.10 per share, to 44 persons. Since then, we have spent the proceeds as follows:

Description	Amount ($)
Accounting and audit	$ 26,068
Legal fees	$ 25,256
Exploration work	$ 2,100
Transfer agent and filing fees	$ 24,863
Other general and administrative expenses	$ 12,943
Total	$ 91,230

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

Plan of Operation

            We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 1,000,900 common shares at $0.10 per share on November 16, 2006. We believe that further financing (either debt or equity financing) are required for us to acquire other mineral properties.

            Because the results of our exploration program on the expired property appeared to be less than ideal, we intend to acquire other mineral properties; however, no acquisition has been materialized as of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

            We currently do not own or have a right to explore any property. We have not identified any properties for exploration. Our plan is to acquire or option a property and prospect for gold in                                       China. Our target is mineralized material. Our success depends upon finding mineralized material.  Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

            In addition, we may not have enough money to complete the exploration of any property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

            After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. There is no assurance that we will ever acquire or option a property.

            We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected. As of the date of this registration statement, we have not selected a geologist. Any properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than to try to acquire an existing developed property. A developed property is one with a defined ore body.

            Thereafter, exploration will be initiated.

            We do not know if we will find mineralized material.

            Our exploration program is designed to economically explore any property we may obtain.
Again, at the present time we do not own any interest in any properties.

            We do not claim to have any minerals or reserves whatsoever.

            We intend to implement an exploration program which consists of rock sampling. Rock sampling is the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined grid laid out on the property. If the rock sampling is successful, then further work by way of a Controlled Source Magnetotelluric survey may be in order. This is an electromagnetic method used to map the variation of the Earth's resistivity (the resistance of the earth to conduct electricity) by measuring naturally occurring electric and magnetic fields at the Earth's surface. This process gives an indication of where drilling locations may be warranted.  If drilling were to be indicated, then our first choice would be Reverse Circulation Drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core sampling would follow this stage. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Our mining engineer will determine where drilling will occur on the property. As of the date of this registration statement, we have not retained the services of any mining engineers, and would not entertain doing so until an appropriate property has been secured. The drill samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the drill samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. Our current financial condition is designed to only fund the costs of rock sampling and testing.

            The breakdown of estimated times and dollars was made by the management. While the management does not have any formal training in the area of exploration, they have been associated with other exploration corporations and believe they have sufficient knowledge of exploration to direct our administrative actions.

            We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

            If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

            We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we do not own an interest in a property. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

            We do not have a plan to take our company to revenue generation. That is because we have not located an ore body yet and it is impossible to project revenue generation from nothing.

            If explore a property and do not find mineralized material, we will allow the option to expire.

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

Results of Operations

            We raised $100,900 from our public offering. Of the proceeds, we have spent $88,927.

            We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

            To meet our need for cash we raised $100,900 from our public offering. As of April 30, 2009, we have $9,670 in cash available.  If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

            We acquired the rights to conduct exploration on one expired property containing 20 cells.  As of the date of this report we have yet to generate any revenues.

            Since inception and up to April 30, 2009, we have issued 2,009,000 shares of our common stock and received $100,910.

            In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we issued 1,009,000 shares of common stock pursuant to our registration statement.  The purchase price of the shares issued in January and November were $10 and $100,900, respectively. Both were accounted for as acquisitions of shares. James Shao covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $32,054 and $3,500 for staking, for a total of $35,554, all of which was paid directly to our staker, attorney, accountant, and other vendors. Only during the quarter ended July 31, 2007, $10,000 was repaid to our former president. The amount owed to our former president is non-interest bearing, unsecured and due on demand. Further the agreement with our former president is oral and there is no written document evidencing the agreement.

           As of April 30, 2009, our total current assets were $9,670 and our total current liabilities were $5,000, for a working capital of $4,670.

Recent accounting pronouncements

            On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our financial statements and footnote disclosures.

            In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally is expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

            In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

            In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

            In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

            In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

            In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

            In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HENIX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS

APRIL 30, 2009

Henix Resources, Inc.
(An Exploration Stage Company)
INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2 - F3

BALANCE SHEETS	F4

STATEMENTS OF OPERATIONS	F5

STATEMENTS OF CASH FLOWS	F6

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	F7

NOTES TO FINANCIAL STATEMENTS	F8 - F13

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Henix Resources, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period January 26, 2006 (inception) through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, cash flows, and changes in stockholders' equity (deficit) for the period January 26, 2006 (inception) through April 30, 2008, which were audited by another auditor whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period January 26, 2006 (inception) through April 30, 2008 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2009 and the results of its operations and cash flows for the year then ended and for the period January 26, 2006 (inception) through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and has incurred an accumulated loss of $151,044 since inception.  This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KEMPISTY & COMPANY
Kempisty & Company
Certified Public Accountants PC
New York, New York
July 29, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Henix Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2008 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2008, and the results of its operations and its cash flows for the year then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP
Manning Elliott LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 17, 2008

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	April 30,
ASSETS	2009	2008

Current Assets
Cash	$9,670	$35,483

Total Assets	$9,670	$35,483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$5,000	$-
Due to related party (Note 3)	-	25,554
Total Current Liabilities	5,000	25,554

COMMITMENTS AND CONTINGENCIES (Note 1)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock $0.00001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
2,009,000 shares issued and outstanding	20	20
Additional paid in capital	100,890	100,890
Additional paid in capital - Donated (Note 3)	54,804	20,250
Accumulated deficit during the exploration stage	(151,044)	(111,231)
Total Stockholders' Equity (Deficit)	4,670	9,929

Total Liabilities and Stockholders' Equity (Deficit)	$9,670	$35,483

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

			For the Period
			January 26,
			2006
	Year Ended		(Inception) to
	April 30,		April 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative (Note 3)	39,813	39,063	147,544
Impairment of mineral property costs (Note 4)	-	-	3,500
Total operating expenses	39,813	39,063	151,044

NET LOSS	$(39,813)	$(39,063)	$(151,044)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,009,000	2,009,000

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period
			January 26,
			2006
	Year Ended		(Inception) to
	April 30,		April 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(39,813)	$(39,063)	$(151,044)
Adjustment to reconcile net loss to net
cash used for operating activities:
Impairment of mineral property costs	-	-	3,500
Donated services	6,000	6,000	19,500
Donated rent	3,000	3,000	9,750
Changes in operating assets and liabilities
Due to related party	-	-	26,064
Accrued liabilities	5,000	-	5,000
Net cash used in operating activities	(25,813)	(30,063)	(87,230)

Cash flows from investing activities
Mineral property costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Advances from related party	-	-	(510)
Repayment of related party loan	-	(10,000)	-
Proceeds from issuance of common stock	-	-	100,910
Net cash provided (used) by financing activities	-	(10,000)	100,400

Net increase (decrease) in cash	(25,813)	(40,063)	9,670
Cash, beginning of period	35,483	75,546	-
Cash, end of period	$9,670	$35,483	$9,670

Non-cash transaction:
Payable waived by our president	$25,554	$-	$25,554

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the period January 26, 2006 (inception) to April 30, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total

Balance, January 26, 2006 (inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash at $0.00001 per share	1,000,000	10	-	-	-	10

Donated rent and services	-	-	-	2,250	-	2,250

Net loss for the period	-	-	-	-	(6,062)	(6,062)

Balance, April 30, 2006	1,000,000	10	-	2,250	(6,062)	(3,802)

Common shares issued for cash at $0.00001 per share	1,009,000	10	100,890	-	-	100,900

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(66,106)	(66,106)

Balance, April 30, 2007	2,009,000	20	100,890	11,250	(72,168)	39,992

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(39,063)	(39,063)

Balance, April 30, 2008	2,009,000	20	100,890	20,250	(111,231)	9,929

Donated rent and services	-	-	-	9,000	-	9,000

Payable waived by our president	-	-	-	25,554	-	25.554

Net loss for the year	-	-	-	-	(39,813)	(39,813)

Balance, April 30, 2009	2,009,000	$20	$100,890	$54,804	$(151,044)	$4,670

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has determined its expired properties contain no mineral reserves that may be economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the Company’s success in acquiring interests in any properties that it may acquire in the future, and the attainment of profitable operations. As at April 30, 2009, the Company has never generated any revenues and has accumulated losses of $151,044 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of compprehensive loss and its components in the financial statements. As at April 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our financial statements and footnote disclosures.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally is expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 1, 2008, our former president assigned the right to collect the debt owed by the Company for $25,554 to our current president of the Company. On April 29, 2009, our current president waived the debt owed by the Company for $25,554 (2008 - $0).  As at April 30, 2009, the Company is indebted to the current president of the Company in the amount of $0 (2008 – $0), and to the former president of the Company in the amount of $0, (2008 – 25,554), both representing cash advances and expenses paid on behalf of the Company. This amount was non-interest bearing, unsecured and due on demand.

During the year ended April 30, 2009, the Company recognized $3,000 (2008 - $3,000) for donated rent and $6,000 (2008 - $6,000) for donated services of which $2,000 (2008 - $0) and $4,000 (2008 - $0) were provided by our current president, and $1,000 (2008 - $3,000) and $2,000 (2008 - $6,000) by the former president of the Company, respectively. These amounts were charged to operations and recorded as donated capital.

NOTE 4 – MINERAL PROPERTIES

In January 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada for $3,500. The claim was registered in the name of the former president of the Company, who had executed a trust agreement whereby out former president agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at April 30, 2009, the Company recognized an impairment loss of $3,500. During this year, the Management of the Company decided not to ask our former president to renew the claim on the property when expired on January 30, 2009.as it had determined there were no proven or probable reserves on the property.

NOTE 5 – COMMON STOCK

On November 16, 2006, the Company issued 1,009,000 shares of common stock at $0.10 per share for proceeds of $100,900 pursuant to its SB-2.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 6 – INCOME TAXES

The Company has a cumulative net operating loss of approximately $95,000, which begins expiring in 2027.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended April 30,
	2009	2008
Income tax recovery at statutory rate	$11,000	$13,281
Permanent differences	(3,000)	(3,060)
Valuation allowance change	(8,000)	(10,221)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as at April 30, 2009 and 2008 are as follows:

	April 30,
	2009	2008
Mineral property costs	$1,190	$1,190
Net operating losses carried forward	37,743	29,743
Valuation allowance	(38,933)	(30,933)
Net deferred income tax asset	$-	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to April 30, 2009, included in this report have been audited by Kempisty and Company, Certified Public Accountants, P.C.15 Maiden Lane, Suite 1003, New York, New York, 10038 United States of America, as set forth in this annual report.

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

Changes in Internal Control

            We have also evaluated our internal control for financial reporting, and there have been no changes in our internal control or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

Management’s Report on Internal Control over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

            A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. Dual signatures of cheques – we only have one cheque signing authority. Management feels that the lack of dual signatures on cheques can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of April 30, 2009 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

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

            As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

            Kempisty and Company, CPAs, P.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2009.

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

            The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Position(s)

Yongfu Zhu	41	president, principal executive officer, secretary, treasurer,
		principal financial officer and sole member of the board of
		directors

            Mr. Zhu will serve until our next annual meeting of the stockholders. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of Officers and Directors

Yongfu Zhu, President

            On September 5, 2008, Mr. Yongfu Zhu was appointed president, principal executive officer, treasurer, principal financial officer, principal accounting officer and secretary.  Since August 2004, Mr. Zhu has been director, president and chief executive officer of APEX Pacific International Investments Limited, a BVI company.  Apex is engaged in the business of international investments.  Since September 1998, Mr. Zhu has been an education consultant and instructor for Xinjian Middle School located in Zhejiang, China.

Conflicts of Interest

           We believe that Mr. Zhu will be subject to conflicts of interest. The conflicts of interest arise from Mr. Zhu's unwillingness to devote full time to our operations. Since we will not acquire any additional properties, Mr. Zhu will not be competing with us. No policy has been implemented or will be implemented to address conflicts of interest.

            In the event Mr. Zhu resigns as officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

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

Audit Committee and Charter

            We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. The audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

            None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Disclosure Committee and Charter

            We have a disclosure committee and disclosure committee charter. The disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

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

ITEM 11.                   EXECUTIVE COMPENSATION

            The following table sets forth the compensation paid by us from inception on January 26, 2006 through April 30, 2009. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended April 30, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	Tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yongfu Zhu	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

James Shao	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Compensation of Directors

            The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yongfu Zhu	0	0	0	0	0	0	0

James Shao (resigned)	0	0	0	0	0	0	0

Wuyi Wu (resigned)	0	0	0	0	0	0	0

    The Company accrued $6,000 for fees which was contributed by the directors to the additional paid in capital.
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

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class

Yongfu Zhu	1,090,000	52.15%
#41 Huancheng Road
Xinjian Township
Jinyun County, Zhejiang, RPC

All officers and directors as	1,090,000	52.15%
a group (1 Individual)

Future Sales by Existing Stockholders

            A total of 1,000,000 shares of common stock were issued to our former officers and directors in January 2006, which was subsequently sold to Mr. Zhu, Yongfu, our president and director in September 2008. The 1,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker s transaction or in a transaction directly with a market maker.

            Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

            A total of 1,090,000 shares of our stock are currently owned by our officer and director. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In January 2006, we issued a total of 1,000,000 shares of restricted common stock to our former officers and directors. This was accounted for as an acquisition of shares of common stock in the amount of $10.00.

            Our former president also caused the property, comprised of 20 claims, to be staked at a cost of $3,500. The claims were staked by James McLeod for the $3,500. The terms of the transaction with Mr. McLeod were at arm length and Mr. McLeod was not an affiliate. The claims were expired on January 30, 2009 and were not renewed due to the less than ideal exploration results. We intend to find and acquire other mineral properties to explore for gold.

            Mr. Zhu is our only promoter. He has not received or will not receive anything of value from us, directly or indirectly in his capacity as promoter.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

            The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$ 0	Manning Elliott LLP
2008	$ 9,608	Manning Elliott LLP
2009	$ 8,000	Kempisty & Company CPA, P.C.
2008	$ 0	Kempisty & Company CPA, P.C.

(2) Audit-Related Fees

            The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$ 0	Manning Elliott LLP
2008	$ 0	Manning Elliott LLP
2009	$ 0	Kempisty & Company CPA, P.C.
2008	$ 0	Kempisty & Company CPA, P.C.

(3) Tax Fees

            The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$ 0	Manning Elliott LLP
2008	$ 0	Manning Elliott LLP
2009	$ 0	Kempisty & Company CPA, P.C.
2008	$ 0	Kempisty & Company CPA, P.C.

 (4) All Other Fees

            The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$ 0	Manning Elliott LLP
2008	$ 0	Manning Elliott LLP
2009	$ 0	Kempisty & Company CPA, P.C.
2008	$ 0	Kempisty & Company CPA, P.C.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix Resources Inc.	SB-2	08-17-06	10.1

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 29th day of July, 2009.

HENIX RESOURCES INC.

BY:	YONGFU ZHU
Yongfu Zhu, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, and Principal Accounting Officer and a member of the Board of Directors

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

YONGFU ZHU	President, Principal Executive Officer,	July 29, 2009
Yongfu Zhu	Secretary/Treasurer, Principal Financial
Officer, and Principal Accounting Officer and
sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix Resources Inc.	SB-2	08-17-06	10.1

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2