Form 10-Q
period 2009-07-31
Henix Resources Inc.
filed 2009-09-14
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,090,000 as of July 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Henix Resources, Inc. (An Exploration Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10K for the period ended April 30, 2009.

Henix Resources, Inc.
(An Exploration Stage Company)
INDEX

PAGE

BALANCE SHEETS	F2

STATEMENTS OF OPERATIONS	F3

STATEMENTS OF CASH FLOWS	F4

NOTES TO FINANCIAL STATEMENTS	F5 – F10

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	July 31,
ASSETS	2009 (Unaudited)	April 30, 2009
Current Assets
Cash	$4,563	$9,670

Total Assets	$4,563	$9,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payables and accruals	$5,550	$5,000
Total Current Liabilities	5,550	5,000

COMMITMENTS AND CONTINGENCIES (Note 1)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock $0.00001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
2,009,000 shares issued and outstanding	20	20
Additional paid in capital	100,890	100,890
Donated capital (Note 3)	57,054	54,804
Accumulated deficit during the exploration stage	(158,951)	(151,044)
Total Stockholders' Equity (Deficit)	(987)	4,670

Total Liabilities and Stockholders' Equity (Deficit)	$4,563	$9,670

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			January 26,
			2006
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative (Note 3)	7,907	15,309	155,451
Impairment of mineral property costs (Note 4)	-	-	3,500
Total operating expenses	7,907	15,309	158,951

NET LOSS	$(7,907)	$(15,309)	$(158,951)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,009,000	2,009,000

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			For the Period
			January 26,
			2006
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(7,907)	$(15,309)	$(158,951)
Adjustment to reconcile net loss to net
cash used for operating activities:
Impairment of mineral property costs	-	-	3,500
Donated services	1,500	1,500	21,000
Donated rent	750	750	10,500
Changes in operating assets and liabilities
Due to related party	-	-	26,064
Accrued liabilities	550	-	5,550
Net cash used in operating activities	(5,107)	(13,059)	(92,337)

Cash flows from investing activities
Mineral property costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Advances from related party	-	-	(510)
Repayment of related party loan	-	-	-
Proceeds from issuance of common stock	-	-	100,910
Net cash provided (used) by financing activities	-	-	100,400

Net increase (decrease) in cash	(5,107)	(13,059)	4,563

Cash, beginning of period	9,670	35,483	-

Cash, end of period	$4,563	$22,424	$4,563
Non-cash transaction:
Payable waived by former president	$-	$-	$25,554
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has determined that the expired properties rights contain no mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the Company’s success in acquiring interests in any properties that it may acquire in the future, and the attainment of profitable operations. As at July 31, 2009, the Company has never generated any revenues and has accumulated losses of $158,951 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2009, included in the Company’s Annual Report on Form 10-K filed on July 29, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2009 and at April 30, 2009, and the results of its operations and cash flows for the three months ended July 31, 2009 and 2008. The results of operations for the three months ended July 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2009 and as at April 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Fair Values of Financial Instruments

Financial Instruments are recorded at fair value in accordance with FASB statement No. 157.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Principles

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s financial statements. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Principles (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009.

In the first quarter of 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. SFAS No. 160 was effective beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective August 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's results of operations or financial condition.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 1, 2008, our formerly president assigned the right to collect the debt owed by the Company for $25,554 to current president of the Company. On April 29, 2009, our current president waived the debt owed by the Company for $25,554 (2008 - $0).  As at July 31, 2009, the Company is indebted to the current president of the Company in the amount of $0 (2008 – $0), and to the former president of the Company in the amount of $0, (2008 – 25,554), both representing cash advances and expenses paid on behalf of the Company. This amount was non-interest bearing, unsecured and due on demand.

During the three months ended July 31, 2009, the Company recognized $750 (2008 - $750) for donated rent and $1,500 (2008 - $1,500) for donated services of which $750 (2008 - $0) and $1,500 (2008 - $0) were provided by current president, and $0 (2008 - $750) and $0 (2008 - $1,500) were the former president of the Company, respectively. These amounts were charged to operations and recorded as donated capital.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2009
NOTE 4 – MINERAL PROPERTIES

In January 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada for $3,500. The claim was registered in the name of the former president of the Company, who has executed a trust agreement whereby our former president agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at April 30, 2006, the Company recognized an impairment loss of $3,500. During the year ended April 30, 2009, the Management of the Company decided not to ask our former president to renew the claim on the property when expired on January 30, 2009 due to the less-than-ideal exploration results.

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

Our exploration target is to find properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by our consultant if the property contains reserves. Although we have successfully raised additional capital in 2006, we must find and acquire other mineral properties for further exploration.

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

            In addition, we may not have enough money to complete the exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

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

Results of Operations

We raised $100,900 from our public offering. Of the proceeds, we have spent $94,033.

We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

To meet our need for cash we raised $100,900 from our public offering. As of July 31, 2009, we have $4,563 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

      As of the date of this report we have yet to generate any revenues.

      Since inception and up to July 31, 2009, we have issued 2,009,000 shares of our common stock and received $100,910.

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

            As of July 31, 2009, our total current assets were $4,563 and our total current liabilities were $5,550 for a working capital deficit of $987.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective August 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's results of operations or financial condition.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of July 31, 2009 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

      Kempisty and Company, CPAs, P.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of July 31, 2009.

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

Changes in Internal Control

      There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900.  Since completing our public offering we have spent $94,033 of the proceeds on the following:

Accounting and audit	$31,117
Legal fees	25,256
Exploration work	2,100
Transfer Agent	24,863
Other Operating Expenses	10,697
TOTAL	$94,033

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of September, 2009.

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