Form 10-Q
period 2009-10-31
Henix Resources Inc.
filed 2009-12-14
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,090,000 as of October 31, 2009

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

Henix Resources, Inc.
(An Exploration Stage Company)

October 31, 2009

Index

Balance Sheets	............................................................................................................................................	F–2

Statements of Operations	...........................................................................................................................................	F–3

Statements of Cash Flows	...........................................................................................................................................	F–4

Notes to the Financial Statements	...........................................................................................................................................	F–5

Henix Resources, Inc.
(An Exploration Stage Company)

BALANCE SHEETS

ASSETS
	October 31,	April 30,
	2009	2009
	(Unaudited)
Current Assets:

Cash	$5,442	$9,670

Total Assets	$5,442	$9,670

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Accounts payable and accruals	$3,351	$5,000
Due to related party (Note 3)	5,000	-

Total Liabilities	8,351	5,000

Commitments and Contingencies (Note 1)	-	-

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
100,000, 000 shares authorized
None issued and outstanding	-	-

Common Stock, $0.00001 par value,
100,000,000 shares authorized
2,009,000 issued and outstanding	20	20
Additional Paid-In-Capital	100,890	100,890
Donated capital (Note 3)	59,304	54,804
Deficit Accumulated during the Exploration Stage	(163,123)	(151,044)

Total Shareholders' (Deficiency)	(2,909)	(4,670)

Total Liabilities and Shareholders' (Deficiency)	$5,442	$9,670

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE PERIOD JANUARY 26, 2006 (INCEPTION) THROUGH OCTOBER 31, 2009
AND FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

					January 26,
	Three	Three	Six	Six	2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	To
	October 31,	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008	2009

REVENUE:	$-	$-	$-	$-	$-

EXPENSES:

General and Administrative (Note 3)	4,172	7,477	12,079	22,786	159,623
Impairment of mineral property costs (Note 4)	-	-	-	-	3,500

Total Expense	4,172	7,477	12,079	22,786	163,123

Net Loss	$(4,172)	$(7,477)	$(12,079)	$(22,786)	$(163,123)

Basic and diluted
net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares
used in calculating
basic and diluted
net loss per share	2,009,000	2,009,000	2,009,000	2,009,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE PERIOD JANUARY 26, 2006 (INCEPTION) THROUGH OCTOBER 31, 2009
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

			January 26, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	October 31, 2009	October 31, 2008	October 31, 2009
Cash Flows from Operating Activities:

Net loss	$ (12,079)	$ (22,786)	$ (163,123)
Adjustments to reconcile net loss to
net cash used in operating activities:
Donated rent	1,500	1,500	11,250
Donated services	3,000	3,000	22,500
Impairment of mineral property costs	-	-	3,500

Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable and accruals	(1,649)	200	3,351
Net Cash used in Operating Activities	(9,228)	(18,086)	(122,522)

Cash Flows from Investing Activities:
Mineral Property Costs	-	-	(3,500)
Net Cash Used in Investing Activities	-	-	(3,500)

Cash Flows from Financing Activities:
Repayment to related party	-	-	(510)
Loan from related party	5,000	-	31,064
Proceeds from issuance of common stock	-	-	100,910
Net Cash used in Financing Activities	5,000	-	131,464

Net increase in cash	(4,228)	(18,086)	5,442
Cash - Beginning of period	9,670	35,483	-
Cash - End of period	$ 5,442	$ 17,397	$ 5,442
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
None Cash Transactions:
Financing activities
Forgiveness by related party	$ 4,500	$ 4,500	$ 33,750

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2009 (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has determined that the expired properties rights contain no mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the Company’s success in acquiring interests in any properties that it may acquire in the future, and the attainment of profitable operations. As at October 31, 2009, the Company has never generated any revenues and has accumulated losses of $163,123 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2009, included in the Company’s Annual Report on Form 10-K filed on July 29, 2009 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2009 and at April 30, 2009, and the results of its operations and cash flows for the six months ended October 31, 2009 and 2008. The results of operations for the six months ended October 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2009 (UNAUDITED)

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

ASC 220, "Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2009 and as at April 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2009 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for  "Fair Value Measurements codified within ASC 820", which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:
• Level 1--inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.
• Level 2--inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of    the financial instruments.
• Level 3--inputs to the valuation methodology are observable and significant to the fair value.

Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2009 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 1, 2008, our formerly president assigned the right to collect the debt owed by the Company for $25,554 to current president of the Company. As at October 31, 2009, the Company is indebted to the current president of the Company in the amount of $5,000 (October 31, 2008 – $0), and to the former president of the Company in the amount of $0 (October 31, 2008 – $25,554), both representing cash advances and expenses paid on behalf of the Company. This amount was non-interest bearing, unsecured and due on demand.

During the six months ended October 31, 2009, the Company recognized $1,500 (October 31, 2008 – $1,500) for donated rent and $3,000 (October 31, 2008 – $3,000) for donated services of which $1,500 (October 31, 2008 – $0) and $3,000 (October 31, 2008 – $0) were provided by current president, and $0 (October 31, 2008 – $1,500) and $0 (October 31, 2008 – $3,000) were the former president of the Company, respectively. These amounts were charged to operations and recorded as donated capital.

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

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Results of Operations

We raised $100,900 from our public offering. Of the proceeds, we have spent $98,037.

We intend to acquire other mineral properties domestically or overseas. However, no such acquisition has materialized as of the date of this report.

Liquidity and Capital Resources

To meet our need for cash we raised $100,900 from our public offering. As of October 31, 2009, we have $5,442 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

Since inception and up to October 31, 2009, we have issued 2,009,000 shares of our common stock and received $100,910.

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

           As of October 31, 2009, our total current assets were $5,442 and our total current liabilities were $8,351 for a working capital deficit of $2,909.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning July 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s results of operations and financial condition.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of October 31, 2009 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Kempisty and Company, CPAs, P.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of October 31, 2009.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900.  Since completing our public offering we have spent $98,037 of the proceeds on the following:

Accounting and audit	$31,117
Legal fees	28,871
Exploration work	2,100
Transfer Agent	25,213
Other Operating Expenses	10,736
TOTAL	$98,037

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of December, 2009.

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