Form 10-Q
period 2010-01-31
Henix Resources Inc.
filed 2010-03-11
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,009,000 as of March 9, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Henix Resources, Inc. (An Exploration Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended April 30, 2009.

Henix Resources, Inc.
(An Exploration Stage Company)

January 31, 2010

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	January 31,	April 30,
	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$1,997	$9,670
Total Current Assets	1,997	9,670
Total Assets	$1,997	$9,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$3,100	$5,000
Due to related party	5,000	-
Total Current Liabilities	8,100	5,000
Total Liabilities	8,100	5,000

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
2,009,000 issued and outstanding	20	20
Additional paid-in capital	162,444	155,694

Deficit accumulated during the exploration stage	(168,567)	(151,044)
Total stockholders' equity (deficit)	(6,103)	4,670
Total Liabilities and Stockholders' Equity (Deficit)	$1,997	$9,670

See notes to financial statements. F-2

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009	Nine months ended January 31, 2010	Nine months ended January 31, 2009	Cumulative during the exploration stage(January 26, 2006 to January 31, 2010)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	5,444	6,837	17,523	29,623	165,067
Impairment of mineral property costs	-	-	-	-	3,500
Total Costs and Expenses	5,444	6,837	17,523	29,623	168,567
Net Loss	$(5,444)	$(6,837)	$(17,523)	$(29,623)	$(168,567)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares:
Basic and Diluted	2,009,000	2,009,000	2,009,000	2,009,000

See notes to financial statements. F-3

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months ended January 31, 2010	Nine months ended January 31, 2009	Cumulative during the exploration stage (January 26, 2006 to January 31, 2010)

Cash Flows from Operating Activities
Net loss	$(17,523)	$(29,623)	$(168,567)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of mineral claim acquisition costs	-	-	3,500
Donated services	4,500	4,500	24,000
Donated rent	2,250	2,250	12,000
Changes in operating assets and liabilities:
Due to related party	-	-	26,064
Accounts payable and accrued liabilities	(1,900)	200	3,100
Net cash used in operating activities	(12,673)	(22,673)	(99,903)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)
Cash Flows from Financing Activities
Net advances from related party	5,000	-	4,490
Proceeds from sales of common stock	-	-	100,910
Net cash provided by financing activities	5,000	-	105,400

Decrease in cash and cash equivalents	(7,673)	(22,673)	1,997

Cash and cash equivalents, beginning of period	9,670	35,483	-

Cash and cash equivalents, end of period	$1,997	$12,810	$1,997

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental schedule of non-cash financing activity:
Capital contribution of shareholder loan	$-	$-	$25,554

See notes to financial statements. F-4

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2010 (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Henix Resources, Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at January 31, 2010, the Company has not generated revenues and has accumulated losses totaling $168,567 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2009, included in the Company’s Annual Report on Form 10-K filed on July 29, 2009 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2010 and at April 30, 2009, and the results of its operations for the three and nine months ended January 31, 2010 and 2009 and cash flows for the nine months ended January 31, 2010 and 2009. The results of operations for the nine months ended January 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2010 (UNAUDITED)

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". Basic earnings per share (“EPS”) is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on August 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning August 1, 2009.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 1, 2008, our former president assigned the right to collect the debt owed by the Company for $25,554 to the current president of the Company. On April 29, 2009, our current president waived the debt owed by the Company totaling $25,554. The Company recognized the $25,554 of debt waived as additional paid-in capital during the year  ended April 30, 2009. As at January 31, 2010, the Company is indebted to the current president of the Company in the amount of $5,000 (April 30, 2009 – $0), and to the former president of the Company in the amount of $0 (April 30, 2009 – $0), both representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the nine months ended January 31, 2010, the Company recognized $2,250 (January 31, 2009 – $2,250) for donated rent and $4,500 (January 31, 2009 – $4,500) for donated services of which $2,250 (January 31, 2009 – $0) and $4,500 (January 31, 2009 – $0) were provided by current president, and $0 (January 31, 2009 – $2,250) and $0 (January 31, 2009 – $4,500) were the former president of the Company, respectively. These amounts were charged to operations and recorded as additional paid-in capital.

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2010 (UNAUDITED)

NOTE 4- SUBSEQUENT EVENTS

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

Plan of Operation

We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 1,009,000 common shares at $0.10 per share on November 16, 2006. We believe that further financing (either debt or equity financing) is required for us to acquire other mineral properties.

We intend to acquire other mineral properties; however, no acquisition has been materialized as of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by our consultant if the property contains reserves. Although we successfully raised capital in 2006, we must find and acquire other mineral properties for further exploration.

We currently do not own or have a right to explore any property. We have not identified any properties for exploration. Our plan is to acquire or an option on a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

            In addition, we do not have enough money to complete the exploration of any property. We will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

            After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. There is no assurance that we will ever acquire or an option on a property.

            We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected. As of the date of this report, we have not selected a geologist. Our properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than to purchase an existing developed property. A developed property is one with a defined ore body.

            Thereafter, exploration will be initiated.

            We do not know if we will find mineralized material.

            Our exploration program is designed to economically explore any property we may obtain. Again, at the present time we do not own any interest in any properties.

      We do not claim to have any minerals or reserves whatsoever.

            We do not have a plan to take our company to revenue generation. That is because we have not located an ore body yet and it is impossible to project revenue generation.

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

To become profitable and competitive, we must find and acquire other mineral properties and conduct more comprehensive research and exploration of such properties before we start production of any minerals we may find.

Results of Operations

For the three and nine month periods ended January 31, 2010 and 2009, the Company reported $0, $0, $0, $0 revenue, respectively. For the quarter ended January 31, 2010, total expenses were $5,444, a $1,393, or 20%, decrease from the $6,837 reported for the same period in 2009. Approximately $1,300 of this decrease is attributable to a decrease in professional fees. For the nine months ended January 31, 2010, total expenses were $17,523, a $12,100, or 41%, decrease from the $29,623 reported for the same period in 2009. Approximately $12,000 of this decrease is attributable to a decrease in filing fees and professional fees.

Total expenses reported for the three and nine month periods ended January 31, 2010 and 2009 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, and bank service charges. Shareholders of the Company have been making advances to the Company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

To meet our initial need for cash we raised $100,900 from our public offering. As of January 31, 2010, we have $1,997 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

Since inception and up to January 31, 2010, we have issued 2,009,000 shares of our common stock and received $100,910.

In January 2006, we issued 1,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we issued 1,009,000 shares of common stock pursuant to our registration statement.  The proceeds received of the shares issued in January and November were $10 and $100,900, respectively. Our former president covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $32,054 and $3,500 for staking, for a total of $35,554, all of which was paid directly to our staker, attorney, accountant, and other vendors. We repaid $10,000 during the quarter ended July 31, 2007 to our former president. The amount owed to our former president was non-interest bearing, unsecured and due on demand. Further the agreement with our former president was oral and there was no written document evidencing the agreement. On September 1, 2008, our former president assigned the right to collect the debt owed by the Company for $25,554 to the current president of the Company. On April 29, 2009, our current president waived the debt owed by the Company totaling $25,554 and the amount was recognized as additional paid-in capital.

             As of January 31, 2010, our total current assets were $1,997 and our total current liabilities were $8,100 for a working capital deficit of $6,103.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at January 31, 2010, the Company has not generated revenues and has accumulated losses totaling $168,567 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on August 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning August 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the previously reported deficiencies, will establish the following remediation measures:

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

On November 16, 2006, we completed our public offering by selling 1,009,000 shares of common stock at $0.10 per share and raised $100,900.  Since completing our public offering we have spent $100,900 of the proceeds on the following:

Accounting and audit	$32,617
Legal fees	29,854
Exploration work	2,100
Transfer Agent	25,593
Other Operating Expenses	10,736
TOTAL	$100,900

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of March, 2010.

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