Form 10-K
period 2010-04-30
Henix Resources Inc.
filed 2010-07-29
CIK 1371310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.  2,009,000 shares as of April 30, 2010.

PART I

ITEM 1.                BUSINESS

General

We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 1,000,900 common shares at $0.10 per share on November 16, 2006. We have only $1,997 in cash. Further financing (either debt or equity financing) is required for us to acquire, explore and develop mineral properties.

Subject to raising additional capital, we intend to acquire mineral properties; however, no acquisition has been materialized as of this report. We do not intend to buy or sell any plant or significant equipment during the next twelve months unless an acquisition of mineral property incurs during the period.

Our exploration target is to find properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by a consultant if the property contains reserves. Although we successfully raised capital in 2006, we must raise additional capital to acquire other mineral properties for further exploration.

Our proposed exploration program

We intend to acquire a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

Our plan of operation, time frames involved and costs are as follows:

Item or Activity	Cost
Property Acquisition	$10,000
Consulting Service	$5,000
Surface Sampling & Geochemical Analysis	$15,000
Mobilization/Demobilization Contractor	$12,000
Dozer, Grader, Backhoe, ATV	$12,000
Reclamation/Bond	$3,000
Field Supplies	$300
Travel Expenses	$3,000

We will allocate $10,000 for the securing of one property in China. We have not selected a property at this time. We intend to secure a property within the next twelve months. The cost of which should not exceed $10,000.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $5,000.00 for the next 12 months.

We cannot be more specific about the application of proceeds for exploration, because we do not know what we will find. If we attempted to be too specific, every time an event occurred that would change our allocation, we would have to amend this registration statement. We believe that the process of amending the registration statement would take an inordinate amount of time and not be in your best interest in that we would have to spend money for legal fees which could then not be spent on exploration.

We will allocate a range of money for exploration. That is because we do not know how much will ultimately be needed for exploration. If our initial exploration proves positive results, we will expand the exploration activities to include reverse circulation drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core drilling would follow this stage.

If we discover significant quantities of mineralized material, we will begin technical and economic feasibility studies to determine if we have reserves. Only if we have reserves will we consider developing the property.

Once we have secured a property, and if through early stage exploration we find mineralized material and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officer and director, however, our officer and director is unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the property we intend to secure. Our exploration program is explained in as much detail as possible in the business section of this registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

The breakdown of estimated times and dollars was made in consultation with mining engineers in China.

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

If we do not find mineralized material, we will allow the option to expire.

Gold Mining In China

Gold mining in China dates back to the Song Dynasty.  The Chinese government began reforms in the mid-1990s encouraging small operators to consolidate and allow foreign companies to form joint ventures.  The intent was for Chinese companies to learn modern management practices; financial controls; and industrial, environmental and safety standards.

Chinese Mining Law

The Mineral Resources Law of the PRC is the principal mining law of the State. Together with the PRC Constitution, it stipulates that rights to the mineral resources within the territories of China vest in the State.

Constitution

Under the Chinese Constitution, all mineral resources occurring within China's territorial boundaries belong to the State, and there is a tri-level structure of legislative power whereby the lower level is subject to, and must not contravene, the more upper level. The three levels of legislative power consist of national legislation (the National People's Congress), followed by the state administrative rules and regulations (State administration), and finally, by the local regulations (provincial congresses). Administrative departments functioning directly under the State Council may formulate implementation rules, which will have effect within their respective departments.

Laws

The Mineral Resources Law of the PRC, adopted March 19, 1986, amended on August 29, 1996 ("Amendments") and effective as amended as of January 1, 1997 (after passage of the 21st Session of the Standing Committee of the 8th National People's Congress on August 29, 1996), is the principal mining law. The Amendments were adopted to achieve the policy goals set forth above. Same treatment is now to be accorded foreign investment enterprises as to domestic enterprises, regarding exploration rights, mining rights and the transfer of those rights.

China has adopted a licensing-type of system for the exploration and exploitation of the mineral resources. Exploration permits (or licenses) are registered and issued to "licensees" in the form of 3-year leases (7 years for oil and gas) from the Central or the Provincial Bureau of Land and Resources. The exploration permit area is described by a "basic block" of 1' of longitude x 1' of latitude (approximately 848 acres); an exploration permit for metallic and non-metallic minerals has a maximum of 40 basic blocks and for coal, has a maximum of 200 basic blocks.

When an economic deposit is discovered, the licensee may apply for a 2-year renewal or retention of the exploration right (permit) within thirty (30) days prior to expiration of the permit term, for a maximum period of four (4) years or two extensions, covering the area of the economic deposit.   Among the obligations under the permit are scheduled minimum exploration expenditures18 (the portion of which actual expenditures are greater than the year's scheduled expenditures is creditable against the next year's scheduled expenditures), reporting requirements with the local county and licensing authority and scheduled payments per kilometer for exploration right (i.e., rentals).   The permittee, with approval and compliance with exploration expenditures, may transfer its explorations right.

The mining license holders of a mining right are termed "concessionaires," and their license terms are determined by the magnitude of a mining project. If the size of a mining project is large, the maximum term of the mining license is thirty (30) years, and scaled down from there to as low as ten (10) years for one small in size.  The mining licensee may extend the term of a mining license with an application thirty (30) days prior to expiration of the term.   The "rentals" for exercise of the mining right are a fee of 1,000 RMB per square kilometer per year.   The Ministry of Land and Resources is
responsible for approving exploitation applications for coal, hydrocarbons, precious metals, most base metals, most non-metallics, rare earths and other minerals as listed in the appendix to the Regulations on Registration for Exploration of Mineral Resources, for large scale reserves.   The concessionaire, or mining licensee, may transfer with governmental approval all or a portion of its mining right.

While taxation and environmental regulation are beyond the general scope of this paper, the reader should be aware that significant regulations exist in these areas affecting mining. There are numerous taxes, charges and fees that apply to the mineral industries, including the value added tax, resources tax, mineral resources compensation (royalties), corporate income tax, city construction tax, land use tax, business tax and other taxes or assessments. As for environmental regulations, the basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law and the Mineral Resources Law.

 Administrative regulations

The legal rights and interests of the holder of mineral titles are under the protection of the Chinese Government, pursuant to the Rules for Implementation of the Mineral Resources Law of the PRC, promulgated March 20, 1994 ("Mineral Resources Rule"). As discussed above, China has adopted a licensing-type system for exploration and exploitation of its mineral resources; the exploration permittee, or holder of the exploration permit has the following rights: to undertake without interference exploration within the area under permit during the permit term, to have a priority to obtain a mining license upon discovery of a mineral deposit of commercial value, to construct necessary exploration facilities and to pass through other exploration areas and adjacent ground to access the permitted area, among other rights.

While exploration permits are registered and issued to licensees in the form of 3-year term leases, initially, from the Central or Provincial Bureau of Land and Resources, as discussed above, at least one longer term joint venture lease (20 years) has been reported.31 The obligations of the permittees include the following: to start exploration within the prescribed term, to report to the appropriate exploration management government agency, to conduct its exploration activities in accordance with the permit, to conduct a comprehensive exploration program for all key and associated minerals, to submit mineral exploration reports for review and approval and to comply with other applicable laws and regulations.

The amended law stipulates that an exploration licensee has a priority, an exclusive right to obtain the "mining right" within the area under the exploration right, when there has been a discovery, to conduct mining operations, pursuant to applicable regulations (for example: mining plans, financial and technical qualifications and environmental impact statements).

Once mining licenses are obtained, the rights of the concessionaires include the following: to conduct mining operations within the term and mining area prescribed by the license, to sell the mineral products by themselves, except for those mineral products which the State Council had prescribed for unified purchase, to construct production facilities within the mining area, to acquire land use and other rights.   As well, the concessionaires have obligations including reporting requirements and submission to inspections. Additionally, the miner - applicant for a mining right (concession) must present, with its plan for development and utilization of the mineral resources under lease, an environmental impact statement.

On February 12, 1998, the State Council issued three sets of regulations (the three "items of regulations") to implement the Amendments, as follows: (1) the Regulations on Registration for Mineral Exploration; (2) the Regulations on Registration for Exploration of Mineral Resources; and (3) the Regulations on Transfer of Exploration Rights and Mining Rights.

Local law considerations

The congress of a province or autonomous may adopt local mining regulations. The departments under provincial governments, autonomous regions and municipalities directly under the Central Government are responsible for exploration applications for mineral resources not reviewed by the Ministry of Land and Resources, such as oil shales, manganese, chromium, iron or sulphur and those whose reserves are "medium" in scale.  Prefecture and county level departments are responsible for "small-scale" mineral resources.

Laws and regulations relating to foreign investment

China first allowed foreign investment in prospecting and mining in 1993 with prospecting for, and exploitation of, the Tarim Basin's natural gas reserves in western China.The Ministry approves exploration applications for mineral resources to be explored by foreign investment entities.   The mineral resources available to foreign investments (generally not as wholly owned foreign investments) are divided into three categories: (1) Group A ("encouraged" projects) -- coal and associated minerals mining and separation, iron ore mining and beneficiation, base metal (copper, lead, zinc and aluminum) and nonmetallic minerals; (2) Group B ("restricted" projects) -- coke/coal mining, copper processing, precious metal mining and processing (gold, silver, and platinum group metals), other base metals (tin, tungsten and antimony), rare earth minerals and gemstones; and (3) Group D -- minerals not included in Group A, B or C. A "Group C" project for prohibited minerals includes radioactive minerals, boromagnesites and celestites.

The Ministry approves exploration applications for mineral resources to be exploited (mined) by foreign investment. The transfers of foreign investment mining rights, as well as similar (mined) exploration rights, are subject to approval by the Ministry pursuant to any other transfer conditions as discussed above.

The general procedure for implementing foreign investment in exploration of Chinese mineral resources (at the Central Government level) is described as a seven step process: Step 1 - inquire with the Ministry about available land areas; Step 2 - reserve the name of the proposed entity; Step 3 - apply to the Ministry for designation of an exploration (or mining) area; Step 4 - apply to the Ministry of Foreign Trade and Economic Cooperation (or local agency) for authority of the proposed business entity; Step 5 - obtain a business license; Step 6 - apply to the Ministry for a grant of the exploration right (or the mining right); and Step 7 - apply to the Ministry for a land use right. The Ministry of Foreign Trade and Economic Cooperation and the State Environmental Protection Agency issued provisions in 1993 on environmental protection management with regard to foreign investment.

Of particular interest for foreign investment, gold and silver (pursuant to an official "Gold Policy") have been subject to regulatory changes of their restricted or protected status in the 1990s. Under the Gold Policy, gold had to be sold by the miner exclusively to the Bank of China at the current international market price discounted, initially, at 10% and, subsequently, at 3%.   Pursuant to State Council direction, the Bank of China has authority to adjust the purchase price with respect to the gold market prices under certain criteria.   The price of gold has been raised to more closely track the international market prices, e.g., the "London Fix." Subject to the same policy are the low grade (less than 0.03 ounces per ton) and refractory-processed (sulphide ore) gold deposits, that have been the sole deposits open to foreign investors; however, such foreign investors may retain their investment if, as development proceeds, they discover a high grade or nonrefractory gold deposit.

Revised regulations for the settlement, selling and payment of foreign exchange came into effect in 1996.   The foreign exchange regulations apply to domestic, as well as foreign, investment enterprises.

Chinese General Business Laws

In China, we are required to register as a private enterprise.  A private enterprise is one which is privately funded, that is not state funded.  The registration fee is 0.1% of our capital or $0.01, however, there is a minimum fee of 50 RMB.  We will pay the minimum fee upon completion of our public offering.  In addition, we will pay a business tax of 3% of our net revenues.  Business tax rates in China are at a flat rate, but vary based upon the business.  While we pay 3%, entertainment companies pay 15%.

It is very important to remember in China that rules and regulations are conditioned upon satisfaction of Chinese “social interests.” This allows for a subjective determination by the government when issuing licenses.  If we are unable to raise enough money, we will not seek the license.

The majority of our revenues will be settled in RMB and, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The Chinese laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties   Because of the legal uncertainties and because the majority of our assets may be located in the People’s Republic of China (the “PRC”), it may be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.   Further, in considering whether to enforce a foreign judgment in China, the court considers whether the judgment violates basic principles of the law of the PRC; its social interests; and ascertains that foreign judgment has validity.  If the court is not satisfied with the foregoing, the matter is referred back to the jurisdiction that rendered the judgment. The cost and likelihood of successfully enforcing a U.S. judgment in China is, in our opinion, remote at best.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.  As of April 30, 2010, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently do not own any mineral property.  We will try to raise additional capital from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional capital and there is no assurance that we would be able to raise additional capital in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol HENX. A summary of trading by quarter for the 2010 and 2009 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2010
	Second Quarter 02-01-10 to 04-30-10	$0	$0
	First Quarter 11-01-09 to 01-30-10	$0	$0
2009
	Fourth Quarter 08-01-09 to 10-31-09	$0	$0
	Third Quarter 05-01-09 to 07-31-09	$0	$0
	Second Quarter 02-01-09 to 04-30-09	$0	$0
	First Quarter 11-01-08 to 01-30-09	$0	$0
2008
	Fourth Quarter 08-01-09 to 10-31-09	$0	$0
	Third Quarter 05-01-08 to 07-31-08	$0	$0

Of the 2,009,000 shares of common stock outstanding as of April 30, 2010, 1,090,000 shares are owned by our officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At April 30, 2010, there were 44 shareholders of record.

Status of our public offering

           On September 11, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136688, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On November 16, 2006, we completed our public offering by raising $100,900. We sold 1,009,000 shares of our common stock at an offering price of $0.10 per share, to 44 persons. Since then, we have spent the proceeds as follows:

Description	Amount ($)
Accounting and audit	$32,617
Legal fees	$29,854
Exploration work	$2,100
Transfer agent and filing fees	$25,593
Other general and administrative expenses	$10,736
Total	$100,900

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

Plan of Operation

We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 1,009,000 common shares at $0.10 per share on November 16, 2006. We have only $1,997 in Cash.  Further financing (either debt or equity financing) is required for us to acquire, explore and develop mineral properties.

We intend to acquire mineral properties; however, no acquisition has been materialized as of this report. We do not intend to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by a consultant if the property contains reserves. Although we successfully raised capital in 2006, we spent virtually all of it.

We intend to acquire a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease operations.

In addition, we may not have enough capital to complete the exploration of our property. If it turns out that we have not raised enough capital to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional capital and there is no assurance that we would be able to raise additional capital in the future. If we need additional capital and cannot raise it, we may have to suspend or cease operations.

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

We do not claim to have any minerals or reserves whatsoever.

Our plan of operation, time frames involved and costs are as follows:

Item or Activity	Cost
Property Acquisition	$10,000
Consulting Service	$5,000
Surface Sampling & Geochemical Analysis	$15,000
Mobilization/Demobilization Contractor	$12,000
Dozer, Grader, Backhoe, ATV	$12,000
Reclamation/Bond	$3,000
Field Supplies	$300
Travel Expenses	$3,000

We will allocate $10,000 for the securing of one property in China. We have not selected a property at this time. We intend to secure a property within the next twelve months. The cost of which should not exceed $10,000.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $5,000 for the next 12 months.

We cannot be more specific about the application of proceeds for exploration, because we do not know what we will find. If we attempted to be too specific, every time an event occurred that would change our allocation, we would have to amend this registration statement. We believe that the process of amending the registration statement would take an inordinate amount of time and not be in your best interest in that we would have to spend money for legal fees which could then not be spent on exploration.

We will allocate a range of money for exploration. That is because we do not know how much will ultimately be needed for exploration. If our initial exploration proves positive results, we will expand the exploration activities to include reverse circulation drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core drilling would follow this stage.

If we discover significant quantities of mineralized material, we will begin technical and economic feasibility studies to determine if we have reserves. Only if we have reserves will we consider developing the property.

Once we have secured a property, and if through early stage exploration we find mineralized material and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officer and director, however, our officer and director is unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the property we intend to secure. Our exploration program is explained in as much detail as possible in the business section of this registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

The breakdown of estimated times and dollars was made in consultation with mining engineers in China.

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

We do not have a projection of future revenues for our company because we have not located an ore body yet and as such it is impossible to project future revenues.

If we do not find mineralized material, we will allow the option to expire.

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

To become profitable and competitive, we must find and acquire mineral properties and conduct more comprehensive exploration of such properties before we start development and production of any minerals we may find.

Results of Operations

For the years ended April 30, 2010 and 2009, the Company reported revenues of $0 and $0, respectively. For the years ended April 30, 2010, total expenses were $27,188, a $12,625, or 32%, decrease from the $39,813 reported for the same period in 2009. Approximately $12,000 of this decrease is attributable to a decrease in professional fees and filing fees.

Total expenses reported for the years ended April 30, 2010 and 2009 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, and bank service charges. Shareholders of the Company have been making advances to the Company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

To meet our initial need for cash we raised $100,900 from our public offering. As of April 30, 2010, we have $1,982 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

Since inception and up to April 30, 2010, we have issued 2,009,000 shares of our common stock and received $100,910.

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

           As of April 30, 2010, our total current assets were $1,982 and our total current liabilities were $15,500 for a working capital deficit of $13,518.  We must raise additional capital to implement our exploration program.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at April 30, 2010, the Company has not generated revenues and has accumulated losses totaling $178,232 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 and will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and the adoption did not have a material impact on its financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Henix Resources, Inc.
(An Exploration Stage Company)

INDEX

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F2

BALANCE SHEETS	F4

STATEMENTS OF OPERATIONS	F5

STATEMENTS OF CASH FLOWS	F6

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	F7

NOTES TO FINANCIAL STATEMENTS	F8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Henix Resources, Inc.
(An Exploration Stage Company)
Zhejiang, P.R. China

We have audited the accompanying balance sheet of Henix Resources, Inc. (an Exploration Stage Company) (the “Company”) as of April 30, 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the period from January 26, 2006 (Inception) to April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from January 26, 2006 (Inception) to April 30, 2009 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from January 26, 2006 (Inception) to April 30, 2009 include total revenues of $-0- and a net loss of $151,044, respectively. Our opinion on the statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from January 26, 2006 (Inception) to April 30, 2010, insofar as it relates to amounts from January 26, 2006 (Inception) to April 30, 2009, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henix Resources, Inc. as of April 30, 2010 and the results of its operations and its cash flows for the year then ended and for the period from January 26, 2006 (Inception) to April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Henix Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henix Resources, Inc. (An Exploration Stage Company) as of April 30, 2009 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KEMPISTY & COMPANY
Kempisty & Company
Certified Public Accountants PC
New York, New York
July 29, 2009

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	April 30,
ASSETS	2010	2009

Current Assets
Cash	$1,982	$9,670

Total Assets	$1,982	$9,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,500	$5,000
Due to related party	14,000	-
Total Current Liabilities	15,500	5,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock $0.00001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
2,009,000 shares issued and outstanding	20	20
Additional paid-in capital	164,694	155,694
Deficit accumulated during the exploration stage	(178,232)	(151,044)
Total Stockholders' Equity (Deficit)	(13,518)	4,670

Total Liabilities and Stockholders' Equity (Deficit)	$1,982	$9,670

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

			For the Period
			January 26,
			2006
	Year Ended		(Inception) to
	April 30,		April 30,
	2010	2009	2010
			(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	27,188	39,813	174,732
Impairment of mineral property costs	-	-	3,500
Total operating expenses	27,188	39,813	178,232

NET LOSS	$(27,188)	$(39,813)	$(178,232)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, Basic and Diluted	2,009,000	2,009,000

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
			For the Period
			January 26,
			2006
	Year Ended		(Inception) to
	April 30,		April 30,
	2010	2009	2010
			(Unaudited)

Cash flows from operating activities
Net loss	$(27,188)	$(39,813)	$(178,232)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment of mineral property costs	-	-	3,500
Donated services	6,000	6,000	25,500
Donated rent	3,000	3,000	12,750
Changes in operating assets and liabilities:
Due to related party	-	-	26,064
Accounts payable and accrued liabilities	(3,500)	5,000	1,500
Net cash used in operating activities	(21,688)	(25,813)	(108,918)

Cash flows from investing activities
Mineral property costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Advances from related party	14,000	-	13,490
Repayment of related party loan	-	-	-
Proceeds from issuance of common stock	-	-	100,910
Net cash provided by financing activities	14,000	-	114,400

Net increase (decrease) in cash	(7,688)	(25,813)	1,982

Cash, beginning of period	9,670	35,483	-

Cash, end of period	$1,982	$9,670	$1,982

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Supplemental schedule of non-cash financing activities::
Capital contribution of shareholder loan	$-	$-	$25,554

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the period from January 26, 2006 (inception) to April 30, 2008 (Unaudited)
And the years ended April 30, 2009 and 2010

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total

Balance, January 26, 2006 (inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash at $0.00001 per share	1,000,000	10	-	-	-	10

Donated rent and services	-	-	-	2,250	-	2,250

Net loss for the period	-	-	-	-	(6,062)	(6,062)

Balance, April 30, 2006	1,000,000	10	-	2,250	(6,062)	(3,802)

Common shares issued for cash at $0.10 per share	1,009,000	10	100,890	-	-	100,900

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(66,106)	(66,106)

Balance, April 30, 2007	2,009,000	20	100,890	11,250	(72,168)	39,992

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(39,063)	(39,063)

Balance, April 30, 2008	2,009,000	20	100,890	20,250	(111,231)	9,929

Donated rent and services	-	-	-	9,000	-	9,000

Capital contribution of shareholder loan	-	-	-	25,554	-	25,554

Net loss for the year	-	-	-	-	(39,813)	(39,813)

Balance, April 30, 2009	2,009,000	20	100,890	54,804	(151,044)	4,670

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(27,188)	(27,188)

Balance, April 30, 2010	2,009,000	$20	$100,890	$63,804	$(178,232)	$(13,518)

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Henix Resources, Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915. The Company’s principal business is the acquisition exploration and development of mineral properties.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 and will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and the adoption did not have a material impact on its financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at April 30, 2010, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $178,232 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 1, 2008, our former president assigned the right to collect the debt owed by the Company for $25,554 to the current president of the Company. On April 29, 2009, our current president waived the debt owed by the Company totaling $25,554. The Company recognized $25,554 of debt waived as additional paid-in capital during the year ended April 30, 2009. As of April 30, 2010 and 2009, the Company was indebted to the current president of the Company in the amount of $14,000 and $0 respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the years ended April 30, 2010 and 2009, the Company recognized $3,000 and $3,000, respectively, for donated rent and $6,000 and $6,000, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 4 – MINERAL PROPERTY COSTS

In January 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada for $3,500. The claim was registered in the name of the former president of the Company, who had executed a trust agreement whereby out former president agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. During the year ended April 30, 2009, the management of the Company decided not to ask our former president to renew the claim on the property when expired on January 30, 2009 as it had determined there were no proven or probable reserves on the property. As of April 30, 2010, the Company had fully impaired the cost of the mineral claim.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. In assessing the recoverability of deferred tax assets, we determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. A full valuation allowance against our deferred tax asset was recognized at April 30, 2010 and 2009 due to our uncertainty as to the utilization of the deferred tax asset in the foreseeable future. The net change in the total valuation allowance for the years ended April 30, 2010 and 2009 was an increase of approximately $9,000 and $8,000, respectively. At April 30, 2010, for federal income tax and alternative minimum tax reporting purposes, the Company had approximately $140,000 of unused net operating losses available for carryforward to future years. The benefit from the net operating loss carryforwards will begin to expire in the year 2026.

At April 30, 2010 and 2009, the net deferred tax asset consisted of the following:

	2010	2009

Deferred tax asset:
Net operating loss carryforwards	$48,177	$38,933
Less: valuation allowance	(48,177)	(38,933)

Net deferred tax asset	$-	$-

Our effective tax rate applicable to continuing operations is as follows:

	Year Ended
	April 30, 2010	April 30, 2009
Expected tax rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Income tax provision (benefit)	-%	-%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure. On March 3, 2010 we elected a new independent registered public accounting firm to audit the Company’s financial statements. The firm of GBH CPAs, PC currently serves as the Company’s independent accountants. Our previous auditors were Kempisty And Company, CPAs, PC.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the year ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. Dual signatures of checks – we only have one check signing authority. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of April 30, 2010 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

GBH CPAs, PC, our independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2010.

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

Conflicts of Interest

           We believe that Mr. Zhu will be subject to conflicts of interest. The conflicts of interest arise from Mr. Zhu's unwillingness to devote full time to our operations. Since we have not yet acquired any additional properties, Mr. Zhu will not be competing with us. No policy has been implemented or will be implemented to address conflicts of interest.

In the event Mr. Zhu resigns as officer and director, there will be no one to run our operations and our operations may be suspended or ceased entirely.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former officer or director, has been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

We currently do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our sole director is not deemed independent as he also holds positions as our officers. The audit committee, whose function is currently performed by our board of directors, is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the fiscal years ended April 30, 2010, 2009, and 2008. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended April 30, 2010, 2009, and 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	Tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yongfu Zhu	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

James Shao	2010	0	0	0	0	0	0	0	0
(resigned)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class

Yongfu Zhu	1,090,000	54.26%
#41 Huancheng Road
Xinjian Township
Jinyun County, Zhejiang, RPC

All officers and directors as	1,090,000	54.26%
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

Our former president also caused the property, comprised of 20 claims, to be staked at a cost of $3,500. The claims were staked by James McLeod for the $3,500. The terms of the transaction with Mr. McLeod were at arm length and Mr. McLeod was not an affiliate. The claims expired on January 30, 2009 and were not renewed due to the less than ideal exploration results. We intend to find and acquire other mineral properties to explore for gold.

Mr. Zhu is our only promoter. He has not received or will not receive anything of value from us, directly or indirectly in his capacity as a promoter.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Forms 10-Ks and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$3,000	Kempisty & Company CPA, P.C.
2009	$9,500	Kempisty & Company CPA, P.C.
2010	$6,500	GBH CPAs, PC
2009	$0	GBH CPAs, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Kempisty & Company CPA, P.C.
2009	$0	Kempisty & Company CPA, P.C.
2010	$0	GBH CPAs, PC
2009	$0	GBH CPAs, PC

 (3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Kempisty & Company CPA, P.C.
2009	$0	Kempisty & Company CPA, P.C.
2010	$0	GBH CPAs, PC
2009	$0	GBH CPAs, PC

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Kempisty & Company CPA, P.C.
2009	$0	Kempisty & Company CPA, P.C.
2010	$0	GBH CPAs, PC
2009	$0	GBH CPAs, PC

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix Resources Inc.	SB-2	08-17-06	10.1

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

16.1	Letter of Kempisty and Company, CPAs, PC, dated March 3, 2010, regarding change in independent registered public accounting firm.	8-K	03-10-10	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 29th day of July, 2010.

HENIX RESOURCES INC.

BY:	YOUNGFU ZHU
Yongfu Zhu President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, and Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

YOUNGFU ZHU Yongfu Zhu	President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, and Principal Accounting Officer and sole member of the Board of Directors	July 29,2010

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix Resources Inc.	SB-2	08-17-06	10.1

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

16.1	Letter of Kempisty and Company, CPAs, PC, dated March 3, 2010, regarding change in independent registered public accounting firm.	8-K	03-10-10	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2