Form 10-Q
period 2010-07-31
Henix Resources Inc.
filed 2010-09-14
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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
YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [  ]  NO [  ]

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
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,009,000 as of September 10, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Henix Resources, Inc. (An Exploration Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10K for the period ended April 30, 2010.

Henix Resources, Inc.
(An Exploration Stage Company)
INDEX

PAGE

BALANCE SHEETS	F2

STATEMENTS OF OPERATIONS	F3

STATEMENTS OF CASH FLOWS	F4

NOTES TO FINANCIAL STATEMENTS	F5 – F7

Henix Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	July 31,	April 30,
ASSETS	2010	2010

Current Assets
Cash	$1,184	$1,982
Prepaid expenses	7,000	-

Total Assets	$8,184	$1,982

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,438	$1,500
Advances from related party	21,000	14,000
Total Current Liabilities	26,438	15,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock $0.00001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
2,009,000 shares issued and outstanding	20	20
Additional paid in capital	166,944	164,694
Deficit accumulated during the exploration stage	(185,218)	(178,232)
Total Stockholders' Deficit	(18,254)	(13,518)

Total Liabilities and Stockholders' Deficit	$8,184	$1,982

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			January 26,
			2006
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	6,986	7,907	181,718
Impairment of mineral property costs	-	-	3,500
Total operating expenses	6,986	7,907	185,218

NET LOSS	$(6,986)	$(7,907)	$(185,218)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	2,009,000	2,009,000

The accompanying notes are an integral part of these financial statements.

Henix Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			For the Period
			January 26,
			2006
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(6,986)	$(7,907)	$(185,218)
Adjustment to reconcile net loss to net
cash used in operating activities:
Impairment of mineral property costs	-	-	3,500
Donated services	1,500	1,500	27,000
Donated rent	750	750	13,500
Changes in operating assets and liabilities:
Prepaid expenses	(7,000)	-	(7,000)
Accounts payable and accrued liabilities	3,938	550	5,438
Net cash used in operating activities	(7,798)	(5,107)	(142,780)

Cash flows from investing activities
Mineral property costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Advances from related party	7,000	-	21,000
Proceeds from shareholder loan	-	-	25,554
Proceeds from issuance of common stock	-	-	100,910
Net cash provided by financing activities	7.000	-	147,464

Net increase (decrease) in cash	(798)	(5,107)	1,184

Cash, beginning of period	1,982	9,670	-

Cash, end of period	$1,184	$4,563	$1,184

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Supplemental schedule of non-cash financing activities:
Capital contribution of shareholder loan	$-	$-	$25,554

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

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2010, included in the Company’s Annual Report on Form 10-K filed on July 29, 2010 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2010 and at April 30, 2010, and the results of its operations for the three and nine months ended July 31, 2010 and 2009 and cash flows for the nine months ended July 31, 2010 and 2009. The results of operations for the nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Income Taxes

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at July 31, 2010, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $185,218 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Henix Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
July 31, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS

As of July 31, 2010 and April 30, 2010, the Company was indebted to the current president of the Company in the amount of $21,000 and $14,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the three months ended July 31, 2010 and 2009, the Company recognized $750 and $750, respectively, for donated rent and $1,500 and $1,500, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

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

Results of Operations

For the three months ended July 31, 2010 and 2009, the Company reported revenues of $0 and $0, respectively. For the three months ended July 31, 2010, total expenses were $6,986, a $921, or 12%, decrease from the $7,907 reported for the same period in 2009. Approximately $750 of this decrease is attributable to a decrease in professional fees and filing fees.

Total expenses reported for the three months ended July 31, 2010 and 2009 primarily represent expenses incurred for general administration, rent, filing fees, professional services, and bank service charges. Shareholders of the Company have been making advances to the Company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

To meet our initial need for cash we raised $100,900 from our public offering. As of July 31, 2010, we have $1,184 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

Since inception and up to July 31, 2010, we have issued 2,009,000 shares of our common stock and received $100,910.

           As of July 31, 2010, our total current assets were $8,184 and our total current liabilities were $26,438 for a working capital deficit of $18,254.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at July 31, 2010, the Company has not generated revenues and has accumulated losses totaling $185,218 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President/Principal Executive Officer/ Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon our evaluation, our President/Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of July 31, 2010, due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended April 30, 2010.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of September, 2010.

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