Form 10-Q
period 2010-09-30
Henix Resources Inc.
filed 2010-12-10
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52747

HENIX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#41 Huancheng Road
Xinjian Township
Jinyun County
Zhejiang, P.R. China
(Address of principal executive offices, including zip code.)

011 86 578 388 1262
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
2,009,000 shares as of December 10, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The financial statements of Henix Resources, Inc. (An Exploration Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended April 30, 2010.

Henix Resources, Inc.
(An Exploration Stage Company)

BALANCE SHEETS
(UNAUDITED)

ASSETS
	October 31,	April 30,
	2010	2010
Current Assets:

Cash	$709	$1,982
Prepaid expenses	7,000	-

Total Assets	$7,709	$1,982

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$6,295	$1,500
Advances from related party	21,000	14,000

Total Liabilities	27,295	15,500

Commitments and Contingencies	-	-

Shareholders' Deficit:

Preferred stock, $0.00001 par value,
100,000, 000 shares authorized
None issued and outstanding	-	-

Common stock, $0.00001 par value,
100,000,000 shares authorized
2,009,000 issued and outstanding	20	20
Additional paid-in-capital	169,194	164,694
Deficit accumulated during the exploration stage	(188,800)	(178,232)

Total Shareholders' Deficit	(19,586)	(13,518)

Total Liabilities and Shareholders' Deficit	$7,709	$1,982

The accompanying notes are an integral part of these financial statements

Henix Resources, Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
					January 26,
	Three	Three	Six	Six	2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	To
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009	2010

REVENUE:	$-	$-	$-	$-	$-

EXPENSES:

General and administrative	3,582	4,172	10,568	12,079	185,300
Impairment of mineral
property costs	-	-	-	-	3,500

Total Expenses	3,582	4,172	10,568	12,079	188,800

Net Loss	$(3,582)	$(4,172)	$(10,568)	$(12,079)	$(188,800)

Loss per Common Share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number
of Shares Outstanding,
Basic and Diluted	2,009,000	2,009,000	2,009,000	2,009,000

The accompanying notes are an integral part of these financial statements

Henix Resources, Inc.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			January 26, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	October 31, 2010	October 31, 2009	October 31, 2010
Cash Flows from Operating Activities:

Net loss	$(10,568)	$(12,079)	$(188,800)
Adjustments to reconcile net loss to
net cash used in operating activities:
Donated rent	1,500	1,500	14,250
Donated services	3,000	3,000	28,500
Impairment of mineral property costs	-	-	3,500

Changes in operating assets and liabilities:
Prepaid expenses	(7,000)	-	(7,000)
Accounts payable and accruals	4,795	(1,649)	6,295
Net Cash Used in Operating Activities	(8,273)	(9,228)	(143,255)

Cash Flows from Investing Activities:
Mineral Property Costs	-	-	(3,500)
Net Cash Used in Investing Activities	-	-	(3,500)

Cash Flows from Financing Activities:
Advances from related party	7,000	5,000	21,000
Proceeds from shareholder loan	-	-	25,554
Proceeds from issuance of common stock	-	-	100,910
Net Cash Provided By Financing Activities	7,000	5,000	147,464

Net increase (decrease) in cash	(1,273)	(4,228)	709
Cash - Beginning of period	1,982	9,670	-
Cash - End of period	$709	$5,442	$709
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Supplemental schedule of non-cash financing transactions:
Capital contribution of shareholder loan	$-	$-	$25,554

The accompanying notes are an integral part of these financial statements

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010 (UNAUDITED)

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

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2010, included in the Company’s Annual Report on Form 10-K filed on July 29, 2010 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2010 and at April 30, 2010, and the results of its operations and cash flows for the periods ended October 31, 2010 and 2009. The results of operations for the six months ended October 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
OCTOBER 31, 2010 (UNAUDITED)

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

Henix Resources, Inc.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010 (UNAUDITED)

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As of October 31, 2010, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $188,800. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2010 and 2009, the Company received additional advances from the current president in the amounts of $7,000 and $5,000, respectively. These advances were used by the Company to pay for its periodic operating expenses.

As of October 31, 2010 and April 30, 2010, the Company was indebted to the current president of the Company in the amount of $21,000 and $14,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the three months ended October 31, 2010 and 2009, the Company recognized $750 and $750, respectively, for donated rent and $1,500 and $1,500, respectively, for donated services. During the six months ended October 31, 2010 and 2009, the Company recognized $1,500 and $1,500, respectively, for donated rent and $3,000 and $3,000, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

For the six months ended October 31, 2010 and 2009, the Company reported revenues of $0 and $0, respectively. For the six months ended October 31, 2010, total expenses were $10,568, a $1,511, or 13%, decrease from the $12,079 reported for the same period in 2009. Approximately $1,311 of this decrease is attributable to a decrease in professional fees and SEC filing costs.

Total expenses reported for the six months ended October 31, 2010 and 2009 primarily represent expenses incurred for general administration, rent, filing fees, professional services, and bank service charges. Shareholders of the Company have been making advances to the Company for the payment of operating expenses; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

To meet our initial need for cash, we raised $100,900 from our public offering. As of October 31, 2010, we have $709 in cash available. If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

Since inception and up to October 31, 2010, we have issued 2,009,000 shares of our common stock and received $100,910.

As of October 31, 2010, our total current assets were $7,709 and our total current liabilities were $27,295 for a working capital deficit of $19,586.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at October 31, 2010, the Company has not generated revenues and has an accumulated deficit totaling $188,800. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent accounting pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President/Principal Executive Officer/ Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon our evaluation, our President/Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of October 31, 2010, due to the material weaknesses in the areas such as establishing an audit committee, lack of segregation of duties in preparation of financial statements, and lack of dual signatures of checks as described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended April 30, 2010.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix Resources Inc.	SB-2	08-17-06	10.1

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

16.1	Letter of Kempisty and Company, CPAs, PC, dated March 3, 2010, regarding change in independent registered public accounting firm.	8-K	03-10-10	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of December, 2010.

HENIX RESOURCES, INC.
(the "Registrant")

BY:	YONGFU ZHU
Yongfu Zhu
President, Principal Executive Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	08-17-06	3.1

3.2	Bylaws.	SB-2	08-17-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-17-06	4.1

10.1	Declaration of Trust from James Shao to Henix Resources Inc.	SB-2	08-17-06	10.1

14.1	Code of Ethics.	10-KSB	07-30-07	14.1

16.1	Letter of Kempisty and Company, CPAs, PC, dated March 3, 2010, regarding change in independent registered public accounting firm.	8-K	03-10-10	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-KSB	07-30-07	99.1

99.2	Disclosure Committee Charter.	10-KSB	07-30-07	99.2