Form 10-Q
period 2011-01-31
China Forest Energy Corp.
filed 2011-03-17
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52747

CHINA FOREST ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#41 Huancheng Road
Xinjian Township
Jinyun County
Zhejiang, P.R. China
(Address of principal executive offices, including zip code.)

011 86 578 388 1262
(telephone number, including area code)

HENIX RESOURCES, INC.
(Former name, former address and former fiscal year, if changed since last report)

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
YES     [X]   NO     [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,081,000 as of March 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of China Forest Energy Corp. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended April 30, 2010.

China Forest Energy Corp.
(An Exploration Stage Company)

January 31, 2011

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

China Forest Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$5,700	$1,982
Prepaid Expenses	7,000	-
Total Assets	$12,700	$1,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,505	$1,500
Note payable	16,565	-
Advances from related parties	21,000	14,000
Total Current Liabilities	40,070	15,500

Total Liabilities	40,070	15,500

Stockholders' Deficit
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 900,000,000 shares authorized, 18,081,000 issued and outstanding	181	181
Additional paid-in capital	171,283	164,533
Deficit accumulated during the exploration stage	(198,834)	(178,232)
Total stockholders' deficit	(27,370)	(13,518)
Total Liabilities and Stockholders' Deficit	$12,700	$1,982

The accompanying notes are any integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					during the
	Three	Three	Nine	Nine	exploration
	months	months	months	months	stage (January
	ended	ended	ended	ended	26, 2006) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	10,034	5,444	20,602	17,523	195,334
Impairment of mineral property costs	-	-	-	-	3,500
Total Costs and Expenses	10,034	5,444	20,602	17,523	198,834
Net Loss	$(10,034)	$(5,444)	$(20,602)	$(17,523)	$(198,834)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and Diluted	18,081,000	18,081,000	18,081,000	18,081,000

The accompanying notes are any integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			during the
			exploration
			stage(January
	Nine months	Nine months	26, 2006) to
	ended January	ended January	January 31,
	31, 2011	31, 2010	2011

Cash Flows from Operating Activities
Net loss	$(20,602)	$(17,523)	$(198,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral claim acquisition costs	-	-	3,500
Donated services	4,500	4,500	30,000
Donated rent	2,250	2,250	15,000
Changes in operating assets and liabilities:
Prepaid Expenses	(7,000)	-	(7,000)
Accounts payable and accrued liabilities	1,005	(1,900)	2,505
Net cash used in operating activities	(19,847)	(12,673)	(154,829)
Cash Flows from Investing Activities
Mineral claim acquisition costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)
Cash Flows from Financing Activities
Net advances from related parties	7,000	5,000	46,554
Proceeds from note payable	16,565	-	16,565
Proceeds from issuance of common stock	-	-	100,910
Net cash provided by financing activities	23,565	5,000	164,029

Increase (Decrease) in cash and cash equivalents	3,718	(7,673)	5,700

Cash and cash equivalents, beginning of period	1,982	9,670	-

Cash and cash equivalents, end of period	$5,700	$1,997	$5,700

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental schedule of non-cash financing activity:
Capital contribution of advances from related party	$-	$-	$25,554

The accompanying notes are any integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

China Forest Energy Corp. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915. The Company’s principal business is the acquisition and exploration of mineral properties.

On December 16, 2010, the Company filed articles of merger with its wholly-owned subsidiary to change the Company’s name to China Forest Energy Corp. and filed a certificate of change with the Nevada Secretary of State to give effect to a forward split of the Company’s authorized and issued and outstanding shares of common stock on a nine (9) new for one (1) old basis. Upon effect of the forward stock split, the authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, the issued and outstanding increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. The Company’s preferred stock was unaffected as a result of the forward split. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split.

On January 12, 2011, the Company entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”); Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s Shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of the Company’s current officers and directors, will cancel 9,000,000 shares of the Company’s common stock held in his name and the Company will have no more than 25,000,000 shares of common stock issued and outstanding. As of March 16, 2011, this share exchange agreement has not been closed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2010, included in the Company’s Annual Report on Form 10-K filed on July 29, 2010 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2011 and at April 30, 2010, and the results of its operations for the three and nine months ended January 31, 2011 and 2010 and cash flows for the nine months ended January 31, 2011 and 2010. The results of operations for the nine months ended January 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

China Forest Energy Corp.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
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

China Forest Energy Corp.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements, except as disclosed in Note 1 in regards to the share exchange agreement.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at January 31, 2011, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $198,834. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

China Forest Energy Corp.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2011 and April 30, 2010, the Company was indebted to a current director, and current CFO, Treasurer and Secretary of the Company in the amount of $21,000 and $14,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the three months ended January 31, 2011 and 2010, the Company recognized $750 and $750, respectively, for donated rent and $1,500 and $1,500, respectively, for donated services. During the nine months ended January 31, 2011 and 2010, the Company recognized $2,250 and $2,250, respectively, for donated rent and $4,500 and $4,500, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 5 - NOTE PAYABLE

On December 20, 2010, the Company obtained a loan with a balance totaling $16,565 as of January 31, 2011 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

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

     On December 16, 2010, we filed articles of merger with its wholly-owned subsidiary to change our name to China Forest Energy Corp. and filed a certificate of change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a nine (9) new for one (1) old basis. Upon effect of the forward stock split, the authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, the issued and outstanding increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. Our preferred stock was unaffected as a result of the forward split. Our financial statements have been retroactively restated to incorporate the effect of the forward split.

     On January 12, 2011, we entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”); Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s Shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of our current officers and directors, will cancel 9,000,000 shares of our common stock held in his name and we will have no more than 25,000,000 shares of common stock issued and outstanding. As of March 16, 2011 this share exchange agreement has not been closed.

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

     To become profitable and competitive, we must find and acquire other mineral properties and conduct more comprehensive research and exploration of such properties before we start production of any minerals we may find. Our management has began looking at the possibility of merging with an operating Chinese company and has entered into the share exchange agreement noted above.

Results of Operations

     For the three-month and nine-month periods ended January 31, 2011 and 2010, the Company reported no revenue, respectively. For the quarter ended January 31, 2011, total expenses were $10,034, a $4,590, or 84%, increase from the $5,444 reported for the same period in 2010. Approximately $4,500 of this increase is attributable to an increase in transfer agent fees, legal fees and professional fees. For the nine months ended January 31, 2011, total expenses were $20,602, a $3,079, or 18%, increase from the $17,523 reported for the same period in 2010. The increase is attributable to an increase in legal and professional fees.

     Total expenses reported for the three and nine month periods ended January 31, 2011 and 2010 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, and bank service charges. Shareholders of the Company have been making advances to the Company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

     As of January 31, 2011, we have $5,700 in cash available. If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     As of the date of this report we have yet to generate any revenues.

     Since inception and up to January 31, 2011, we have issued 18,081,000 shares of our common stock and received $100,910.

     As of January 31, 2011 and April 30, 2010, we were indebted to our current director, and current CFO, Treasurer and Secretary in the amount of $21,000 and $14,000, respectively, representing cash advances and expenses paid on our behalf. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

     On December 20, 2010, we obtained a loan with a balance totaling $16,565 as of January 31, 2011 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

     As of January 31, 2011, our total current assets were $12,700 and our total current liabilities were $40,070 for a working capital deficit of $27,370.

     As at January 31, 2011, the Company has not generated revenues and has accumulated losses totaling $198,834 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     Based upon our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of January 31, 2011, due to the material weaknesses in the areas such as establishing an audit committee, lack of segregation of duties in preparation of financial statements, and lack of dual signatures of checks as described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended April 30, 2010.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest

Item 1(a) Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of March, 2011.

CHINA FOREST ENERGY CORP.
(Registrant)

BY:	/s/ Zhengyu Wang
Zhengyu Wang
President, Principal Executive Officer, and Chair of the Board of Directors.

BY:	/s/ Yongfu Zhu
Yongfu Zhu
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.