Form 10-K
period 2011-04-30
China Forest Energy Corp.
filed 2011-08-04
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

Commission file number 000-52747

CHINA FOREST ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

#41 Huancheng Road
Xinjian Township
Jinyun County
Zhejiang, P.R. China
(Address of principal executive offices, including zip code.)

011 86 578 388 1262
(Registrant's telephone number, including area code)

CHINA FOREST ENERGYCORP
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  [ ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]  No [ X ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 29, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.
18,081,000 shares as of August 2, 2011

PART I

ITEM 1.	BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean China Forest Energy Corp., unless otherwise stated.

General Overview

We were incorporated in Nevada on January 26, 2006 under the name Henix Resources, Inc. On December 16, 2010, we changed our name to China Forest Energy Corp. by way of a merger with our wholly-owned subsidiary China Forest Energy Corp. which was formed for the sole purpose of the change of name. In addition to our change of name, we effected a nine (9) for one (1) forward split of our authorized and issued and outstanding common shares. Our preferred shares were not affected by the stock split.

Our principal business address is #41 Huancheng Road, Xinjian Township, Jinyun County, Zhejian, P.R. China. Our telephone number is 011 86 578 388 1262.

Current Business

We are an exploration stage company in the business of the acquisition and exploration of mineral properties. As at the date of this annual report, we do not own or have any rights to any mineral property.

On December 16, 2010, we filed articles of merger with our wholly-owned subsidiary to change our name to China Forest Energy Corp. and filed a certificate of change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a nine (9) new for one (1) old basis. Upon effect of the forward stock split, our authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, our issued and outstanding increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. Our preferred stock was unaffected as a result of the forward split.

On January 12, 2011, we entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation. Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. Our company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of our current officers and directors, will cancel 9,000,000 shares of our common stock held in his name and we will have no more than 25,000,000 shares of common stock issued and outstanding. As of the date of this annual report, the share exchange agreement has not been closed.

If we are not able to close the share exchange agreement, we will continue with our original plan of acquisition and exploration of mineral properties. This business is further described below.

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

     After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. There is no assurance that we will ever acquire an option on a property or any property underlying an option.

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

     We intend to implement an exploration program which consists of rock sampling. Rock sampling is the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a predetermined grid laid out on the property. If the rock sampling is successful, then further work by way of a Controlled Source Magnetotelluric survey may be in order. This is an electromagnetic method used to map the variation of the Earth's resistivity (the resistance of the earth to conduct electricity) by measuring naturally occurring electric and magnetic fields at the Earth's surface. This process gives an indication of where drilling locations may be warranted. If drilling were to be indicated, then our first choice would be Reverse Circulation Drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core sampling would follow this stage. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Our mining engineer will determine where drilling will occur on the property. As of the date of this registration statement, we have not retained the services of any mining engineers, and would not entertain doing so until an appropriate property has been secured. The drill samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the drill samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. Our current financial condition is designed to only fund the costs of rock sampling and testing.

     Our plan of operation, time frames involved and costs are as follows:

Item or Activity	Cost
Property Acquisition	$10,000
Consulting Service	$5,000
Surface Sampling & Geochemical Analysis	$15,000
Mobilization/Demobilization Contractor	$12,000
Dozer, Grader, Backhoe, ATV	$12,000
Reclamation/Bond	$3,000
Field Supplies	$300
Travel Expenses	$3,000

     We will allocate $10,000 for the securing of one property in China. We have not selected a property at this time. We intend to secure a property within the next twelve months, the costs of which should not exceed $10,000.

     Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, at pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $5,000 for the next 12 months.

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

     We have discussed this matter with our officer and director, however, our officer and director is unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

     If we do not find mineralized material, we will allow any option acquired to expire.

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

     When an economic deposit is discovered, the licensee may apply for a 2-year renewal or retention of the exploration right (permit) within thirty (30) days prior to expiration of the permit term, for a maximum period of four (4) years or two extensions, covering the area of the economic deposit. Among the obligations under the permit are scheduled minimum exploration expenditures (the portion of which actual expenditures are greater than the year's scheduled expenditures is creditable against the next year's scheduled expenditures), reporting requirements with the local county and licensing authority and scheduled payments per kilometer for exploration rights (i.e., rentals). The permittee, with approval and compliance with exploration expenditures, may transfer its explorations right.

     The mining license holders of a mining right are termed "concessionaires," and their license terms are determined by the magnitude of a mining project. If the size of a mining project is large, the maximum term of the mining license is thirty (30) years, and scaled down from there to as low as ten (10) years for one small in size. The mining licensee may extend the term of a mining license with an application thirty (30) days prior to expiration of the term. The "rentals" for exercise of the mining right are a fee of 1,000 RMB (USD 165) per square kilometer per year. The Ministry of Land and Resources is metals, most non-metallics, rare earths and other minerals as listed in the appendix to the Regulations on Registration for Exploration of Mineral Resources, for large scale reserves. The concessionaire, or mining licensee, may transfer with governmental approval all or a portion of its mining right.

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

     While exploration permits are registered and issued to licensees in the form of 3-year term leases, initially, from the Central or Provincial Bureau of Land and Resources, as discussed above, at least one longer term joint venture lease (20 years) has been reported. The obligations of the permittees include the following: to start exploration within the prescribed term, to report to the appropriate exploration management government agency, to conduct its exploration activities in accordance with the permit, to conduct a comprehensive exploration program for all key and associated minerals, to submit mineral exploration reports for review and approval and to comply with other applicable laws and regulations.

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

Local law considerations

     The congress of a province or autonomous region may adopt local mining regulations. The departments under provincial governments, autonomous regions and municipalities directly under the Central Government are responsible for exploration applications for mineral resources not reviewed by the Ministry of Land and Resources, such as oil shales, manganese, chromium, iron or sulphur and those whose reserves are "medium" in scale. Prefecture and county level departments are responsible for "small-scale" mineral resources.

Laws and regulations relating to foreign investment

     China first allowed foreign investment in prospecting and mining in 1993 with prospecting for, and exploitation of, the Tarim Basin's natural gas reserves in western China. The Ministry approves exploration applications for mineral resources to be explored by foreign investment entities. The mineral resources available to foreign investments (generally not as wholly-owned foreign investments) are divided into three categories: (1) Group A ("encouraged" projects) -- coal and associated minerals mining and separation, iron ore mining and beneficiation, base metal (copper, lead, zinc and aluminum) and nonmetallic minerals; (2) Group B ("restricted" projects) -- coke/coal mining, copper processing, precious metal mining and processing (gold, silver, and platinum group metals), other base metals (tin, tungsten and antimony), rare earth minerals and gemstones; and (3) Group D -- minerals not included in Group A, B or C. A "Group C" project for prohibited minerals includes radioactive minerals, boromagnesites and celestites.

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

Employees and Employment Agreements

     At present, we have no full-time employees. Our officers and directors are part-time employees and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. As of April 30, 2011, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.	RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES

Our office space is currently provided to us by a former president of our company. The rent is donated and is recognized at $3,000 per year. Our office is located at #41 Huancheng Road, Xinjian Township, Jinyun County, Zhejiang, P.R. China. Our telephone number is 011 86 578 388 1262.

ITEM 3.	LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "CFEC". We originally received approval on March 13, 2007 for trading under the symbol “HENX”. On December 28, 2010, our symbol was changed to our current symbol “CFEC” in connection with our merger and change of name.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2011	$1.165	$1.00

(1)	The first trade in our common stock occurred on January 7, 2011.

     At July 29, 2011, there were 56 shareholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2011.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Convertible Securities

We do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2011.

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

Plan of Operation

     We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our public offering and issued 9,080,100 common shares at $0.01 per share on November 16, 2006. We believe that further financing (either debt or equity financing) is required for us to acquire mineral properties.

     We intend to acquire mineral properties; however, no acquisition has been materialized as of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by our consultant if the property contains reserves. Although we successfully raised capital in 2006, we must find and acquire mineral properties for further exploration.

     We currently do not own or have a right to explore any property. We have not identified any properties for exploration. Our plan is to acquire an option on a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

     After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. There is no assurance that we will ever acquire an option on a property.

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

     We will allocate $10,000 for the securing of one property in China. We have not selected a property at this time. We intend to secure a property within the next twelve months, the costs of which should not exceed $10,000.

     Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, at pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $5,000.00 for the next 12 months.

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

     We will be conducting research in the form of exploration of the property we intend to secure. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

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

     If we do not find mineralized material, we will allow any option to expire.

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

Results of Operations

     For the years ended April 30, 2011 and 2010, the Company reported no revenue. For the year ended April 30, 2011, total expenses were $43,371, a $16,183, or 59%, increase from the $27,188 reported for the same period in 2010. Approximately $17,000 of this increase is attributable to an increase in professional fees and filing fees.

     Total expenses reported for the years ended April 30, 2011 and 2010 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, and bank service charges. Shareholders of the Company have been making advances to the Company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

     To meet our initial need for cash we raised $100,900 from our public offering. As of April 30, 2011, we had $578 in cash available. If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     As of the date of this report, we have yet to generate any revenues.

     Since inception and up to April 30, 2011, we have issued 18,081,000 shares of our common stock and received $100,910.

     In January 2006, we issued 9,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we issued 9,081,000 shares of common stock pursuant to our registration statement. The proceeds received of the shares issued in January and November were $10 and $100,900, respectively. Our former president covered our initial expenses covering incorporation, accounting and legal fees, and other operating expenses of $32,054 and $3,500 for staking, for a total of $35,554, all of which was paid directly to our attorney, accountant, and other vendors. We repaid $10,000 during the quarter ended July 31, 2007 to our former president. The amount owed to our former president was non-interest bearing, unsecured and due on demand. Further the agreement with our former president was oral and there was no written document evidencing the agreement. On September 1, 2008, our former president assigned the right to collect the debt owed by the Company for $25,554 to the current president of the Company. On April 29, 2009, our current president waived the debt owed by the Company totaling $25,554 and the amount was recognized as additional paid-in capital.

     As of April 30, 2011, our total current assets were $4,078 and our total current liabilities were $51,317 for a working capital deficit of $47,239.

     The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at April 30, 2011, the Company has not generated revenues and has accumulated losses totaling $221,603 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent accounting pronouncements

     The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA FOREST ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS

APRIL 30, 2011

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Forest Energy Corp.
(An Exploration Stage Company)
Zhejiang, P.R. China

We have audited the accompanying balance sheets of China Forest Energy Corp. (an Exploration Stage Company) (the “Company”) as of April 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from January 26, 2006 (Inception) to April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from January 26, 2006 (Inception) to April 30, 2009 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from January 26, 2006 (Inception) to April 30, 2009 include total revenues of $-0- and a net loss of $151,044, respectively. Our opinion on the statements of operations, changes in stockholders’ deficit and cash flows for the period from January 26, 2006 (Inception) to April 30, 2011, insofar as it relates to amounts from January 26, 2006 (Inception) to April 30, 2009, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Forest Energy Corp. as of April 30, 2011 and the results of its operations and its cash flows for the two years then ended and for the period from January 26, 2006 (Inception) to April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 4, 2011

China Forest Energy Corp.
(An Exploration Stage Company)
Balance Sheets

	April 30,
ASSETS	2011	2010

Current Assets

Cash and cash equivalents	$578	$1,982
Prepaid expenses	3,500	-

Total Assets	$4,078	$1,982

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,817	$1,500
Notes payable	28,500	-
Advances from related party	21,000	14,000
Total Current Liabilities	51,317	15,500

Stockholder’s Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 900,000,000 shares authorized, 18,081,000 shares issued and outstanding	181	181
Additional paid-in capital	174,183	164,533
Accumulated deficit during the exploration stage	(221,603)	(178,232)
Total Stockholders' Deficit	(47,239)	(13,518)

Total Liabilities and Stockholders' Deficit	$4,078	$1,982

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Statements of Operations

			For the Period
			January 26,
			2006
	Year Ended		(Inception) to
	April 30,		April 30,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	42,721	27,188	217,453
Impairment of mineral property costs	-	-	3,500
Total operating expenses	42,721	27,188	220,953

Other expense	650		650

NET LOSS	$(43,371)	$(27,188)	$(221,603)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and Diluted	18,081,000	18,081,000

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period
			from January 26,
			2006
	Year Ended		(Inception) to
	April 30,		April 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(43,371)	$(27,188)	$(221,603)
Adjustment to reconcile net loss to net cash used for operating activities:
Impairment of mineral property costs	-	-	3,500
Donated services	6,000	6,000	31,500
Donated rent	3,000	3,000	15,750
Imputed interest	650		650
Changes in operating assets and liabilities
Prepaid expenses	(3,500)	-	(3,500)
Accounts payable and accrued liabilities	317	(3,500)	1,817
Net cash used in operating activities	(36,904)	(21,688)	(171,886)

Cash flows from investing activities
Mineral property costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Net advances from related party	7,000	14,000	46,554
Proceeds from note payable	28,500	-	28,500
Proceeds from issuance of common stock	-	-	100,910
Net cash provided by financing activities	35,500	14,000	175,964

Net increase (decrease) in cash	(1,404)	(7,688)	578

Cash, beginning of period	1,982	9,670	-

Cash, end of period	$578	$1,982	$578

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Supplemental schedule of non-cash financing activities::
Capital contribution of shareholder loan	$-	$-	$25,554

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficit
For the period from January 26, 2006 (inception) to April 30, 2011

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
Balance, January 26, 2006 (inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash at $0.0000011 per share	9,000,000	90	(80)	-	-	10
Donated rent and services	-	-	-	2,250	-	2,250
Net loss for the period	-	-	-	-	(6,062)	(6,062)
Balance, April 30, 2006	9,000,000	90	(80)	2,250	(6,062)	(3,802)
Common shares issued for cash at $0.011101 per share	9,081,000	91	100,809	-	-	100,900
Donated rent and services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(66,106)	(66,106)
Balance, April 30, 2007	18,081,000	181	100,729	11,250	(72,168)	39,992
Donated rent and services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(39,063)	(39,063)
Balance, April 30, 2008	18,081,000	181	100,729	20,250	(111,231)	9,929
Donated rent and services	-	-	-	9,000	-	9,000
Payable waived by former president	-	-	-	25,554	-	25,554
Net loss for the year	-	-	-	-	(39,813)	(39,813)
Balance, April 30, 2009	18,081,000	181	100,729	54,804	(151,044)	4,670
Donated rent and services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(27,188)	(27,188)
Balance, April 30, 2010	18,081,000	181	100,729	63,804	(178,232)	(13,518)
Donated rent and services	-	-	-	9,000	-	9,000
Imputed interest	-	-	650	-	-	650
Net loss for the year	-	-	-	-	(43,371)	(43,371)
Balance, April 30, 2011	18,081,000	$181	$101,379	$72,804	$(221,603)	$(47,239)

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

China Forest Energy Corp. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. During 2011, the Company changed its name from Henix Resources, Inc. to China Forest Energy Corp. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915. The Company’s principal business is the acquisition, exploration and development of mineral properties. On December 16, 2010, the Company filed articles of merger with its wholly-owned subsidiary to change the Company’s name to China Forest Energy Corp.

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

Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company has no potentially diluted instruments outstanding at April 30, 2011 and 2010

Cash and Cash Equivalents

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at April 30, 2011, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $221,603 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 30, 2011 and 2010, the Company was indebted to the current president of the Company in the amount of $21,000 and $14,000 respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the years ended April 30, 2011 and 2010, the Company recognized $3,000 and $3,000, respectively, for donated rent and $6,000 and $6,000, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 4 – NOTES PAYABLE

On December 20, 2010, the Company obtained a loan with a balance totaling $16,565 as of April 30, 2011 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 1, 2011, the Company obtained a loan with a balance totaling $4,500 paid for Dean Law Corporation legal fee retainer as of April 30, 2011 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 13, 2011, the Company obtained a loan with a balance totaling $4,435 as of April 30, 2011 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 30, 2010, the Company obtained a loan with a balance totaling $3,000 paid for W. L. MacDonald Law Corporation as of April 30, 2011 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

During the year ended April 30, 2011, the Company recorded imputed interest in the amount of $650 on these non-interest bearing loans.

NOTE 5 – MINERAL PROPERTY COSTS

In January 2006, the Company acquired a 100% interest in a mineral claim located in the Province of British Columbia, Canada for $3,500. The claim was registered in the name of the former president of the Company, who had executed a trust agreement whereby our former president agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. During the year ended April 30, 2009, the management of the Company decided not to ask our former president to renew the claim on the property when expired on January 30, 2009 as it had determined there were no proven or probable reserves on the property. As of April 30, 2011, the Company had fully impaired the cost of the mineral claim.

NOTE 6 – COMMON STOCK

Effective December 16, 2010, the Company filed articles of merger with its wholly-owned subsidiary to change the Company’s name to China Forest Energy Corp. and filed a certificate of change with the Nevada Secretary of State to give effect to a forward split of the Company’s authorized and issued and outstanding shares of common stock on a nine (9) new for one (1) old basis. Upon effect of the forward stock split, the authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, the issued and outstanding increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. The Company’s preferred stock was unaffected as a result of the forward split. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split.

On January 12, 2011, the Company enter into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”). Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s shareholder as consideration for the purchase 50,000 common share of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of the Company’s current officers and directors, will cancel 9,000,000 shares of the Company’s common stock held in his name and the Company will have no more than 25,000,000 shares of common stock issued and outstanding. As of August 4, 2011, this share exchange agreement has not been closed because the parties involved are still negotiating the terms.

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. In assessing the recoverability of deferred tax assets, we determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. A full valuation allowance against our deferred tax asset was recognized at April 30, 2011 and 2010 due to our uncertainty as to the utilization of the deferred tax asset in the foreseeable future. The net change in the total valuation allowance for the years ended April 30, 2011 and 2010 was an increase of approximately $13,800 and $9,000, respectively. At April 30, 2011, for federal income tax and alternative minimum tax reporting purposes, the Company had approximately $220,000 of unused net operating losses available for carryforward to future years. The benefit from the net operating loss carryforwards will begin to expire in the year 2026 through 2031.

At April 30, 2011 and 2010, the net deferred tax asset consisted of the following:

	2011	2010

Deferred tax asset:
Net operating loss carryforwards	$74,800	$61,000
Less: valuation allowance	(74,800)	(61,000)

Net deferred tax asset	$-	$-

Our effective tax rate applicable to continuing operations is as follows:

	Year Ended
	April 30,	April 30,
	2011	2010
Expected tax rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Income tax provision (benefit)	-%	-%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to April 30, 2011, included in this report have been audited by GBH CPAs, PC at 6002 Rogerdale, Suite 500, Houston, Texas 77072 United States of America, as set forth in this annual report.

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

Changes in Internal Control

     There have been no changes in our internal control over financial reporting during the year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

CEO and CFO Certifications

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements –As of April 30, 2011 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

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

     As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

     GBH, CPAs, PC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2011.

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

     The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zhengyu Wang	42	president, principal executive officer, the chairman of the board of directors and member of the board of directors
Yongfu Zhu	42	treasurer, secretary, principal financial officer, principal accounting officer and member of the board of directors

     Mr. Wang and Mr. Zhu will serve until our next annual meeting of the stockholders. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of Officers and Directors

Zhengyu Wang, President

     On January 6, 2011, Mr. Zhengyu Wang was appointed president, principal executive officer and the Chairman of the board of directors. Since January 1998, Mr. Wang has been Chairman of Forest Group Co., Ltd., a parent company of China Forest Bamboo Tec Co., Ltd. Since October 2002, Mr. Wang has been Chairman of the Board and CEO of China Forest Bamboo Tec Co., Ltd. His responsibilities include overseeing day-to-day operations of Zhejiang Forest Bamboo Tec Co., Ltd., a company that produces and distributes carbonized bamboo for a variety of purposes. Mr. Wang is a graduate of Zhejiang University (formerly known as Hangzhou University) in Hangzhou, Zhejiang Province, graduating with a degree in Biology in July 1990. Mr. Wang earned an Executive MBA from Fudan University in Shanghai in June 2005.

Yongfu Zhu, President

     On September 5, 2008, Mr. Yongfu Zhu was appointed president, principal executive officer, treasurer, principal financial officer, principal accounting officer and secretary. Since August 2004, Mr. Zhu has been director, president and chief executive officer of APEX Pacific International Investments Limited, a BVI company. Apex is engaged in the business of international investments. Since September 1998, Mr. Zhu has been an education consultant and instructor for Xinjian Middle School located in Zhejiang, China. On January 6, 2011, Mr. Yongfu Zhu resignation as Company’s President and CEO, Mr. Zhu will remain as Company’s director, CFO, Treasurer and Secretary.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee and Charter

Currently our audit committee consists of our entire board of directors. We have determined that we do not have a member of the audit committee in the capacity as an independent director.

Our board of directors, acting as our audit committee, is governed by an Audit Committee Charter adopted by our board of directors.

Nominating Committee and Charter

We currently do not have nominating committee or other committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Zhengyu Wang	1(1)	1	N/A
Yongfu Zhu	1(1)	1	N/A

(1)	The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

º	our principal executive officer;

º	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2011 and 2010; and

º

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Zhengyu Wang(1) President, Chief Executive Officer, Chairman and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Yongfu Zhu(2) Chief Financial Officer, Treasurer, Secretary and Director and Former President, and Chief Executive Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Wang was appointed president, chief executive officer and director of our company on January 6, 2011.
(2)

Mr. Zhu was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director on September 5, 2008 and resigned from his position as president and chief executive officer on January 6, 2011.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

To date, we have not adopted a stock option plan.

2011 Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at April 30, 2011.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2011, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 29, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhengyu Wang #41 Huangcheng Road Xinjian Township Jinyun County Zhejiang, P.R. China	Nil	0%
Yongfu Zhu #41 Huangcheng Road Xinjian Township Jinyun County Zhejiang, P.R. China	9,810,000	54.25%
Directors and Officers as a Group		54.25%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2011. As of July 29, 2011, there were 18,081,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently act with two directors, consisting of Zhengyu Wang and Yongfu Zhu.

We have determined that we do not have independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that none of our directors qualify as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$ 0	Kempisty & Company CPA, P.C.
2010	$ 3,000	Kempisty & Company CPA, P.C.
2011	$ 5,000	GBH CPAs, PC
2010	$ 6,500	GBH CPAs, PC

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$ 0	Kempisty & Company CPA, P.C.
2010	$ 0	Kempisty & Company CPA, P.C.
2011	$ 0	GBH CPAs, PC
2010	$ 0	GBH CPAs, PC

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$ 0	Kempisty & Company CPA, P.C.
2010	$ 0	Kempisty & Company CPA, P.C.
2011	$ 0	GBH CPAs, PC
2010	$ 0	GBH CPAs, PC

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$ 0	Kempisty & Company CPA, P.C.
2010	$ 0	Kempisty & Company CPA, P.C.
2011	$ 0	GBH CPAs, PC
2010	$ 0	GBH CPAs, PC

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description
No.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)
(10)	Material Contracts
10.1	Share Exchange Agreement dated January 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 18, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of principal executive officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of principal financial officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of principal executive officer.
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of principal financial officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FOREST ENERGY CORP.
(Registrant)

Dated: August 4, 2011	/s/ Zhengyu Wang
Zhengyu Wang
President, Chief Executive Officer and
Director
(Principal Executive Officer)

Dated: August 4, 2011	/s/ Yongfu Zhu
Yongfu Zhu
Treasurer, Secretary and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 4, 2011	/s/ Zhengyu Wang
Zhengyu Wang
President, Chief Executive Officer and
Director
(Principal Executive Officer)

Dated: August 4, 2011	/s/ Yongfu Zhu
Yongfu Zhu
Treasurer, Secretary and Director
(Principal Financial Officer and Principal
Accounting Officer)