Form 10-Q
period 2011-07-31
China Forest Energy Corp.
filed 2011-09-14
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,081,000 as of September 9, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of China Forest Energy Corp. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended April 30, 2011.

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7 – 9

China Forest Energy Corp.

 (An Exploration Stage Company)

Balance Sheets

(Unaudited)

	July 31, 2011	April 30, 2011
ASSETS
Current Assets
Cash	$2,076	$578
Prepaid expenses	-	3,500

Total Assets	$2,076	$4,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,786	$1,817
Note payable	28,500	28,500
Advances from related party	21,000	21,000
Total Liabilities	57,286	51,317

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 900,000,000 shares authorized, 18,081,000 shares issued and outstanding	181	181
Additional paid-in capital	177,151	174,183
Deficit accumulated during the exploration stage	(232,542)	(221,603)
Total Stockholders' Deficit	(55,210)	(47,239)

Total Liabilities and Stockholders' Deficit	$2,076	$4,078

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.

 (An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010	January 26, For the Period 2006 (Inception) to July 31, 2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	10,221	6,986	227,674
Impairment of mineral property costs	-	-	3,500
Total operating expenses	10,221	6,986	231,174

Interest expense	718	-	1,368

NET LOSS	$(10,939)	$(6,986)	$(232,542)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	18,081,000	18,081,000

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.

 (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010	For the Period January 26, 2006 (Inception) to July 31, 2011

Cash flows from operating activities
Net loss	$(10,939)	$(6,986)	$(232,542)
Adjustment to reconcile net loss to net
cash provided by (used in) for operating activities:
Impairment of mineral property costs	-	-	3,500
Donated services	1,500	1,500	33,000
Donated rent	750	750	16,500
Imputed interest	718	-	1,368
Changes in operating assets and liabilities
Prepaid expenses	-	(7,000)	(3,500)
Refund of prepaid expenses	3,500	-	3,500
Accounts payable and accrued liabilities	5,969	3,938	7,786
Net cash provided by (used in) operating activities	1,498	(7,798)	(170,388)

Cash flows from investing activities
Mineral property costs	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Advances from related party	-	7,000	46,554
Proceeds from note payable	-	-	28,500
Proceeds from issuance of common stock	-	-	100,910
Net cash provided by financing activities	-	7,000	175,964

Net increase (decrease) in cash	1,498	(798)	2,076

Cash, beginning of period	578	1,982	-

Cash, end of period	$2,076	$1,184	$2,076
Supplemental information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash investing and financing activity:
Capital contribution of shareholder loan	$-	$-	$22,554

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

On January 12, 2011, the Company entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd., a People’s Republic of China corporation, and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”); Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s Shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of the Company’s current officers and directors, will cancel 9,000,000 shares of the Company’s common stock held in his name and the Company will have no more than 25,000,000 shares of common stock issued and outstanding. As of September 7, 2011, this share exchange agreement has not been closed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K filed on August 4, 2011 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2011 and at April 30, 2011, and the results of its operations for the three months ended July 31, 2011 and 2010 and cash flows for the three months ended July 31, 2011 and 2010. The results of operations for the three months ended July 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent

China Forest Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

China Forest Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at July 31, 2011, the Company has a working capital deficit, generated no  revenues since inception, and has an accumulated deficit totaling $232,542 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2011 and April 30, 2011, the Company was indebted to a current director, and current CFO, Treasurer and Secretary of the Company in the amount of $21,000 and $21,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the three months ended July 31, 2011 and 2010, the Company recognized $750 and $750, respectively, for donated rent and $1,500 and $1,500, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 5 – NOTES PAYABLE

As of July 31, 2011 and April 30, 2011, the Company had non-interest bearing loans totaling $28,500. These loans are unsecured and due on demand. During the three months ended July 31, 2011, the Company recorded imputed interest in the amount of $718 on these non-interest bearing loans and recorded as additional paid-in capital.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

On December 16, 2010, we filed articles of merger with our wholly-owned subsidiary to change our name to China Forest Energy Corp. and filed a certificate of change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 9 new for 1 old basis. Upon effect of the forward stock split, our authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, our issued and outstanding increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. Our preferred stock was unaffected as a result of the forward split.

On January 12, 2011, we entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation. Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. Our company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of our current officers and directors, will cancel 9,000,000 shares of our common stock held in his name and we will have no more than 25,000,000 shares of common stock issued and outstanding. As of the date of this quarterly report, the share exchange agreement has not been closed.

If we are not able to close the share exchange agreement, we will continue with our original plan of acquisition and exploration of mineral properties. This business is further described below.

Plan of Operation

We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,900 from our initial public offering and issued 9,080,100 common shares at $0.01 per share on November 16, 2006. We believe that further financing (either debt or equity financing) is required for us to acquire, explore and develop mineral properties.

Our exploration target is to find properties containing gold. Our success depends upon finding mineralized material from such acquired properties. This includes a determination by a consultant if the property contains reserves. Although we successfully raised capital in 2006, we must raise additional capital to acquire other mineral properties for further exploration.

We intend to acquire a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material. No acquisition has materialized as of this report. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease operations.

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

We intend to implement an exploration program which consists of rock sampling. Rock sampling is the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined grid laid out on the property. If the rock sampling is successful, then further work by way of a controlled source magneto telluric survey may be in order. This is an electromagnetic method used to map the variation of the Earth's resistivity (the resistance of the earth to conduct electricity) by measuring naturally occurring electric and magnetic fields at the Earth's surface. This process gives an indication of where drilling locations may be warranted. If drilling were to be indicated, then our first choice would be reverse circulation drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core sampling would follow this stage. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Our mining engineer will determine where drilling will occur on the property. As of the date of this quarterly report, we have not retained the services of any mining engineers, and would not entertain doing so until an appropriate property has been secured. The drill samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the drill samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. Our current financial condition is designed to only fund the costs of rock sampling and testing.

Our plan of operation and costs are as follows:

Item or Activity	Cost
Property Acquisition	$10,000
Consulting Service	$5,000
Surface Sampling & Geochemical Analysis	$15,000
Mobilization/Demobilization Contractor	$12,000
Dozer, Grader, Backhoe, ATV	$12,000
Reclamation/Bond	$3,000
Field Supplies	$300
Travel Expenses	$3,000

We will allocate $10,000 for the securing of one property in China. We have not selected a property at this time. We intend to secure a property within the next twelve months, the cost of which should not exceed $10,000.

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

                We cannot provide a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we do not own an interest in a property. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

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

Results of Operations

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended July 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended July 31, 2011		Three Month Period Ended July 31, 2010		Period from January 26, 2006 (Inception) to July 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
General and Administrative		$10,221		$6,986		$227,674
Impairment of mineral property costs	$	Nil	$	Nil		$3,500
Net loss		$(10,939)		$(6,986)		$(232,542)

For the three months ended July 31, 2011 and 2010, our company reported no revenues. For the three months ended July 31, 2011, total expenses were $10,939, a $3,953, or 57%, increase from the $6,986 reported for the same period in 2010. Approximately $3,250 of this increase is attributable to an increase in professional fees and $700 of this increase is attributable to an increase in imputed interest.

Total expenses reported for the three months ended July 31, 2011 and 2010 primarily represent expenses incurred for general administration, rent, filing fees, professional services, and bank service charges. Shareholders of our company have been making advances to our company for the payment of operating expenses; they have agreed to continue providing capital for ongoing operations, until such time our company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

Working Capital

	At July 31, 2011 ($)	At April 30, 2011 ($)
Current Assets	2,076	4,078
Current Liabilities	57,286	51,317
Working Capital/(Deficit)	(55,210)	(47,239)

Cash Flows

	Three Months Ended July 31, 2011 ($)	Three Months Ended July 31, 2010 ($)	Period from Inception (January 26, 2006) to July 31, 2011 ($)
Cash Flows provided by/(used in) Operating Activities	1,498	(7,798)	(170,388)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	(3,500)
Cash Flows provided by/(used in) Financing Activities	Nil	7,000	175,964
Net Increase (Decrease) in Cash During Period	1,498	(798)	2,076

                To meet our initial need for cash, we raised $100,900 from our public offering. As of July 31, 2011, we have $2,076 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

                As of the date of this report, we have yet to generate any revenues.

                Since inception and up to July 31, 2011, we have issued 18,081,000 shares (adjusted for split) of our common stock and received $100,910.

                As of July 31, 2011, our total current assets were $2,076 and our total current liabilities were $57,286 for a working capital deficit of $55,210.

The financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, our company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing, our company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at July 31, 2011, our company has not generated revenues and has accumulated losses totaling $232,542 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

                As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

              We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

                As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                 None.

Item 3.  Defaults Upon Senior Securities

               None.

Item 4.  [Removed and Reserved]

               None.

Item 5.  Other Information

              None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)
(10)	Material Contracts
10.1	Share Exchange Agreement dated January 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 18, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
101*	Interactive Data Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FOREST ENERGY CORP.
(Registrant)

Date: September 14, 2011	By:	/s/ Zhengyu Wang
Zhengyu Wang
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: September 14, 2011	By:	/s/ Yongfu Zhu
Yongfu Zhu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)