Form 10-Q
period 2011-10-31
China Forest Energy Corp.
filed 2011-12-15
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52747

CHINA FOREST ENERGY CORP.

 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

N/A

(IRS Employer Identification No.)

Jindi Garden, Boyage, Xihu District,

Hangzhou, Zhejiang, P.R. China

 (Address of principal executive offices, including zip code.)

011 86 571 8987 4187

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

YES [X]   NO []

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

YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,081,000 as of December 9, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The financial statements of China Forest Energy Corp. (the “company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of our company as included in our company’s Form 10-K for the year ended April 30, 2011.

China Forest Energy Corp. (An Exploration Stage Company) Financial Statements

INDEX

PAGE

BALANCE SHEETS	F1

STATEMENTS OF OPERATIONS	F2

STATEMENTS OF CASH FLOWS	F3

NOTES TO FINANCIAL STATEMENTS	F4 – F7

China Forest Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2011	April 30, 2011
ASSETS

Current Assets
Cash	$ 1,930	$ 578
Prepaid expenses	-	3,500

Total Assets	$ 1,930	$ 4,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 6,068	$ 1,817
Notes payable	38,500	28,500
Advances from related party	21,000	21,000
Total Current Liabilities	65,568	51,317

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, None issued and outstanding	$ -	$ -

Common stock, $0.00001 par value; authorized 900,000,000 shares, 18,081,000 issued and outstanding	181	181

Additional paid-in capital	180,299	174,183
Deficit accumulated during the exploration stage	(244,118)	(221,603)
Total stockholders' deficit	(63,638)	(47,239)
Total Liabilities and Stockholders' Deficit	$ 1,930	$ 4,078

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp. (An Exploration Stage Company) Statements of Operations (Unaudited)

	For the three months ended October 31, 2011	For the three months ended October 31, 2010	For the six months ended October 31, 2011	For the six months ended October 31, 2010	From January 26, 2006 (inception) to October 31, 2011

Operating expenses:
General and administrative	$ 10,678	$ 3,582	$ 20,899	$ 10,568	$ 238,352
Impairment of mineral property costs	-	-	-	-	3,500

Operating loss	10,678	3,582	20,899	10,568	241,852
Interest expense	898	-	1,616	-	2,266

Net loss	$ (11,576)	$ (3,582)	$ (22,515)	$ (10,568)	$ (244,118)

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	18,081,000	18,081,000	18,081,000	18,081,000

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)
	For the six months ended October 31, 2011	For the six months ended October 31, 2010	From January 26, 2006 (inception) to October 31, 2011
Cash Flows from Operating Activities:
Net loss	$ (22,515)	$ (10,568)	$ (244,118)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of mineral property	-	-	3,500
Donated services	3,000	3,000	34,500
Donated rent	1,500	1,500	17,250
Imputed interest	1,616	-	2,266
Changes in operating assets and liabilities:
Prepaid expenses	3,500	(7,000)	-
Accounts payable and accrued liabilities	4,251	4,795	6,068
Net cash used in operating activities	(8,648)	(8,273)	(180,534)

Cash Flows from Investing Activities:
Purchase of mineral property	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash Flows from Financing Activities:
Advances from related party	-	7,000	46,554
Proceeds from notes payable	10,000	-	38,500
Proceeds from sales of common stock	-	-	100,910
Net cash provided by financing activities	10,000	7,000	185,964

Net increase (decrease) in cash	1,352	(1,273)	1,930

Cash, beginning of period	578	1,982	-

Cash, end of period	$ 1,930	$ 709	$ 1,930

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

Non-cash investing and financing activities:
Capital contribution of shareholder loan	$ -	$ -	$ 25,554

The accompanying notes are an integral part of these financial statements.

China Forest Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

China Forest Energy Corp. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition exploration and development of mineral properties.

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

In November 2011, the Company received a consent resolution from a holder of 54.3% of the Company’s common stock to change the name of the Company, reduce the Company’s authorized capital and effect a forward split of the Company’s issued and outstanding common shares. See Note 6.

On January 12, 2011, the Company entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”); Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s Shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of the Company’s current officers and directors, will cancel 9,000,000 shares of the Company’s common stock held in his name and the Company will have no more than 25,000,000 shares of common stock issued and outstanding.  As of November 22, 2011, this share exchange agreement has been terminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K filed on August 4, 2011 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2011 and at April 30, 2011, and the results of its operations and cash flows for the six months ended October 31, 2011 and 2010. The results of operations for the six months ended October 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasionally transactions may occur in a foreign currency. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q for recognition or disclose in these financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

China Forest Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As of October  31, 2011, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $244,118 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2011 and April 30, 2011, the Company was indebted to a current director, a current CFO, the Treasurer and Secretary of the Company in the amount of $21,000 and $21,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the three months ended October 31, 2011 and 2010, the Company recognized $750 and $750, respectively, for donated rent and $1,500 and $1,500, respectively, for donated services. During the six months ended October 31, 2011 and 2010, the Company recognized $1,500 and $1,500, respectively, for donated rent and $3,000 and $3,000, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 5 – NOTE PAYABLE

On December 20, 2010, the Company obtained a loan with a principal balance $16,565 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 1, 2011, the Company obtained a loan with a principal balance of $4,500 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 13, 2011, the Company obtained a loan with a principal balance of $4,435 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 30, 2011, the Company obtained a loan with a principal balance of $3,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On August 15, 2011, the Company obtained a loan with a principal balance of $5,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On September 9, 2011, the Company obtained a loan with a principal balance of $5,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

As of October 31, 2011 and April 30, 2011, the Company had non-interest bearing loans totaling $38,500 and $28,500, respectively. These loans are unsecured and due on demand. During the three months ended October 31, 2011, the Company recorded imputed interest in the amount of $898 on these non-interest bearing loans and recorded as additional paid-in capital.  During the six months ended October 31, 2011, the Company recorded imputed interest in the amount of $1,616 on these non-interest bearing loans and recorded as additional paid-in capital.

China Forest Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

On November 18, 2011, we received consent resolutions from the Company’s directors and officers, and holder of 54.3% of the Company’s issued and outstanding securities, to change the name of the Company to “Narnia Corp.”, to reduce the authorized capital to 400,000,000 shares of common stock with a par value $0.00001 and to effect a 9:1 forward stock split of the Company’s issued and outstanding shares of common stock.  Upon effect of the forward stock split, our issued and outstanding shares of common stock will increase to 162,729,000 shares of common stock with a par value of $0.00001; fractional shares will not be issued and will be rounded up. The Company expects to file amended articles of incorporation in late December 2011.

On November 22, 2011, the share exchange agreement between us, Zhejiang Forest Bamboo Tec Co., Ltd. (“Zhejiang Forest”) and Forest Energy Co., Ltd. (“Forest Energy “) was terminated. The parties mutually agreed to terminate the agreement.  There were no early termination penalties associated with the termination of the above agreement.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean China Forest Energy Corp., unless otherwise stated.

General Overview

            We were incorporated in Nevada on January 26, 2006 under the name Henix Resources, Inc. On December 16, 2010, we changed our name to China Forest Energy Corp. by way of a merger with our wholly-owned subsidiary China Forest Energy Corp. which was formed for the sole purpose of the change of name. In addition to our change of name, we effected a 9 for one 1 forward split of our authorized and issued and outstanding common shares. Upon effect of the forward stock split, our authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, our issued and outstanding increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. Our preferred stock was unaffected as a result of the forward split.

Our principal business address is Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, P.R. China. Our telephone number is 011 86 571 8987 4187.

Current Business

We are an exploration stage company in the business of the acquisition and exploration of mineral properties. As at the date of this quarterly report, we do not own or have any rights to any mineral property.

On January 12, 2011, we entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation. Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. Our company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of our current officers and directors, will cancel 9,000,000 shares of our common stock held in his name and we will have no more than 25,000,000 shares of common stock issued and outstanding. As of November 22, 2011, the share exchange agreement has been terminated.

            Since we were not able to close the share exchange agreement, we will continue with our original plan of acquisition and exploration of mineral properties. This business is further described below.

Plan of Operation

We are a start-up, exploration-stage mining corporation and have not yet generated or realized any revenues from our business operations. We raised $100,910 from our public offering and issued 9,081,000 common shares at $0.01 per share on November 16, 2006. We believe that further financing (either debt or equity financing) is required for us to acquire, explore and develop mineral properties.

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

We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Our operating results for the three and six month periods ended October 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended October 31, 2011		Three Month Period Ended October 31, 2010		Six Month Period Ended October 31, 2011		Six Month Period Ended October 31, 2010		Period from January 26, 2006 (Inception) to October 31, 2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and Administrative		$10,678		$3,582		$20,899		$10,568		$238,352
Impairment of mineral property costs	$	Nil	$	Nil	$	Nil	$	Nil		$3,500
Interest expense		$898	$	Nil		$1,616	$	Nil		$2,266
Net loss		$(11,576)		$(3,582)		$(22,515)		$(10,568))		$(244,118)

For the three months ended October 31, 2011 and 2010, our company reported revenues of $0 and $0, respectively. For the three months ended October 31, 2011, total expenses were $11,576, a $7,994, or 69%, increase from the $3,582 reported for the same period in 2010. Approximately $3,500 of this increase is attributable to an increase in professional fees and $3,700 of this increase is attributable to an increase in filing fees.

For the six months ended October 31, 2011 and 2010, our company reported revenues of $0 and $0, respectively. For the six months ended October 31, 2011, total expenses were $22,515, a $11,947, or 113%, increase from the $10,568 reported for the same period in 2010. Approximately $6,750 of this increase is attributable to an increase in professional fees and $4,400 of this increase is attributable to an increase in filing fees.

Total expenses reported for the six months ended October 31, 2011 and 2010 primarily represent expenses incurred for general administration, rent, filing fees, professional services, bank service charges and interest. Shareholders of our company have been making advances to our company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time our company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

Working Capital

	At October 31, 2011 ($)	At April 30, 2011 ($)
Current Assets	1,930	4,078
Current Liabilities	65,568	51,317
Working Capital/(Deficit)	(63,638)	(47,239)

Cash Flows

	Six Months Ended October 31, 2011 ($)	Six Months Ended October 31, 2010 ($)	Period from Inception (January 26, 2006) to October 31, 2011 ($)
Cash Flows provided by/(used in) Operating Activities	(8,648)	(8,273)	(180,534)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	(3,500)
Cash Flows provided by/(used in) Financing Activities	10,000	7,000	185,964
Net Increase (Decrease) in Cash During Period	1,352	(1,273)	1,930

As of October 31, 2011, our total current assets were $1,930 and our total current liabilities were $65,568 for a working capital deficit of $63,638.

To meet our initial need for cash we raised $100,910 from our public offering. As of October  31, 2011, we have $1,930 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

Since inception and up to October  31, 2011, we have issued 18,081,000 shares of our common stock and received $100,910.

In January 2006, we issued 9,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In November 2006, we issued 9,081,000 shares of common stock pursuant to our registration statement.  The proceeds received of the shares issued in January and November were $10 and $100,900, respectively.

On December 20, 2010, we obtained a loan with a principal balance $16,565 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 1, 2011, we obtained a loan with a principal balance of $4,500 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 13, 2011, we obtained a loan with a principal balance of $4,435 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 30, 2011, we obtained a loan with a principal balance of $3,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On August 15, 2011, we obtained a loan with a principal balance of $5,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On September 9, 2011, we obtained a loan with a principal balance of $5,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

As of October  31, 2011, our total current assets were $1,930 and our total current liabilities were $65,568 for a working capital deficit of $63,638.

The financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, our company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing, our company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at October, 2011, our company has not generated revenues and has accumulated losses totaling $244,118 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

ITEM 4.                CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.             RISK FACTORS

                As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES

                None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                REMOVED AND RESERVED

ITEM 5.                OTHER INFORMATION

On November 3, 2011, we received the resignation of Zhengyu Wang as president, chief executive officer and director of our company.  His resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Mr. Wang’s resignation, we appointed Dr. Hongxiao Zhang as president, chief executive officer and as a member to our board of director, effective November 3, 2011.

ITEM 6.                EXHIBITS

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)
(10)	Material Contracts
10.1	Share Exchange Agreement dated January 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 18, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FOREST ENERGY CORP.
(Registrant)

Date: December 15, 2011	BY:	/s/ HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 15, 2011	BY:	/s/ YONGFU ZHU
Yongfu Zhu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)