Form 10-Q
period 2012-01-31
Narnia Corp.
filed 2012-03-13
CIK 1371310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52747

NARNIA CORP.

(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Jindi Garden, Boyage, Xihu District,

Hangzhou, Zhejiang, P.R. China

(Address of principal executive offices, including zip code.)

011 86 1358 841 1118

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,729,000 as of March 13,  2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The financial statements of Narnia Corp. (the “company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of our company as included in our company’s Form 10-K for the year ended April 30, 2011.

Narnia Corp.

(An Exploration Stage Company)

Unaudited Financial Statements

Narnia Corp.
(formerly China Forest Energy Corp.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31, 2012	April 30, 2011

ASSETS
Current assets
Cash	$298	$578
Prepaid expenses	-	3,500
Total assets	$298	$4,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$16,766	$1,817
Notes payable	38,500	28,500
Advances from related party	21,000	21,000
Total liabilities	76,266	51,317

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.00001 par value; 400,000,000 shares authorized, 162,729,000 issued and outstanding	1,627	1,627
Additional paid-in capital	182,073	172,737
Deficit accumulated during the exploration stage	(259,668)	(221,603)
Total stockholders' deficit	(75,968)	(47,239)
Total liabilities and stockholders' deficit	$298	$4,078

The accompanying notes are an integral part of these financial statements.

Narnia Corp.
(formerly China Forest Energy Corp.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011	From January 26, 2006 (inception) to January 31, 2012

Operating expenses:
General and administrative	$14,579	$10,034	$35,479	$20,602	$252,932
Impairment of mineral property costs	-	-	-	-	3,500

Operating loss	(14,579)	(10,034)	(35,479)	(20,602)	(256,432)
Interest expense	970	-	2,586	-	3,236

Net loss	$(15,549)	$(10,034)	$(38,065)	$(20,602)	$(259,668)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted	162,729,000	162,729,000	162,729,000	162,729,000

The accompanying notes are an integral part of these financial statements.

Narnia Corp.
(formerly China Forest Energy Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011	From January 26, 2006 (inception) to January 31, 2012

Cash Flows from Operating Activities
Net loss	$(38,065)	$(20,602)	$(259,668)
Adjustments to reconcile net loss to net cash used in operating activities:
- Impairment of mineral property costs	-	-	3,500
- Donated services	4,500	4,500	36,000
- Donated rent	2,250	2,250	18,000
- Imputed interest	2,586	-	3,236
Changes in operating assets and liabilities:
- Prepaid expenses	3,500	(7,000)	-
- Accounts payable and accrued liabilities	14,949	1,005	16,766
Net cash used in operating activities	(10,280)	(19,847)	(182,166)

Cash Flows from Investing Activities
Purchase of mineral property	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash Flows from Financing Activities
Advances from related party	-	23,565	46,554
Proceeds from notes payable	10,000	-	38,500
Proceeds from sales of common stock	-	-	100,910
Net cash provided by financing activities	10,000	23,565	185,964

Net increase (decrease) in cash	(280)	3,718	298
Cash, beginning of period	578	1,982	-

Cash, end of period	$298	$5,700	$298

Supplemental information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital contribution of shareholder loan	$-	$-	$25,554

The accompanying notes are an integral part of these financial statements.

Narnia Corp.

(Formerly China Forest Energy Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Narnia Corp. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition, exploration and development of mineral properties.

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

On January 12, 2011, the Company entered into a share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”); Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s Shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of the Company’s current officers and directors, will cancel 9,000,000 shares of the Company’s common stock held in his name and the Company will have no more than 25,000,000 shares of common stock issued and outstanding.  As of November 22, 2011, this share exchange agreement was terminated. There were no early termination penalties associated with the termination of the above agreement.

Effective January 25, 2012, the Company changed its name from China Forest Energy Corp. to Narnia Corp. and effected a 1:9 forward split of its issued and outstanding shares of common stock. As a result, the Company’s issued and outstanding shares of common stock increased from 18,081,000 shares of common stock to 162,729,000 shares of common stock on that date, par value of $0.00001. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split. Also effective January 25, 2012, the Company’s authorized capital decreased from 900,000,000 shares of common stock to 400,000,000 shares of common stock, par value of $0.00001.  The Company’s preferred stock will remain unchanged.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K filed on August 4, 2011 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2012 and atApril 30, 2011, and the results of its operations and cash flows for the nine months ended January 31, 2012 and 2011. The results of operations for the nine months ended January 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

Narnia Corp.

(Formerly China Forest Energy Corp.)

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  At January 31, 2012 and 2011, there were no potentially dilutive shares outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. No material foreign currency transactions occurred for the periods presented in the financial statements.

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

Narnia Corp.

(Formerly China Forest Energy Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As of January 31, 2012, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $259,668 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2012 and April 30, 2011, the Company was indebted to a current director, the current CFO, Treasurer and Secretary of the Company in the amount of $21,000 and $21,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the three months ended January 31, 2012 and 2011, the Company recognized $750 and $750, respectively, for donated rent and $1,500 and $1,500, respectively, for donated services of its principal executive. During the nine months ended January 31, 2012 and 2011, the Company recognized $2,250 and $2,250, respectively, for donated rent and $4,500 and $4,500, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

Narnia Corp.

(Formerly China Forest Energy Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

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

As of January 31, 2012 and April 30, 2011, the Company had non-interest bearing loans totaling $38,500 and $28,500, respectively. These loans are unsecured and due on demand. During the three months ended January 31, 2012, the Company recorded imputed interest in the amount of $970 on these non-interest bearing loans and recorded as additional paid-in capital.  During the nine months ended January 31, 2012, the Company recorded imputed interest in the amount of $2,586 on these non-interest bearing loans and recorded as additional paid-in capital.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Narnia Corp., unless otherwise stated.

General Overview

We were incorporated in Nevada on January 26, 2006 under the name Henix Resources, Inc. On   December 16, 2010, we changed our name to China Forest Energy Corp. by way of a merger with our wholly-owned subsidiary China Forest Energy Corp. which was formed for the sole purpose of the change of name. In addition to our change of name, we effected a 1 for 9 forward split of our authorized and issued and outstanding common shares. Upon effect of the forward stock split, our authorized capital increased from 100,000,000 to 900,000,000 shares of common stock and, correspondingly, our issued and outstanding shares increased from 2,009,000 to 18,081,000 shares of common stock, with a par value of $0.00001. Our preferred stock was unaffected as a result of the forward split.

Effective January 25, 2012, we changed our name to Narnia Corp. In addition, we effected a 1-for-9 forward stock split of our issued and outstanding common shares. Upon effect of the forward stock split our issued and outstanding shares increased from 18,081,000 to 162,729,000 shares of common stock.  Also effectiveJanuary 25, 2012, our authorized capital decreased from 900,000,000 shares of common stock to 400,000,000 shares of common stock, with a par value of $0.00001. Our preferred shares remain unchanged.

Our principal business address is Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, China. Our telephone number is 011-86-1358-841-1118.

Current Business

We are an exploration stage company in the business of the acquisition and exploration of mineral properties. As at the date of this quarterly report, we do not own or have any rights to any mineral property.

On January 12, 2011, we entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation. Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. Our company agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of our current officers and directors, would cancel 9,000,000 shares of our common stock held in his name and we would have no more than 25,000,000 shares of common stock issued and outstanding. As of November 22, 2011, the share exchange agreement was terminated.

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

We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected. As of the date of this report, we have not selected a geologist. Our properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than  purchasing an existing developed property. A developed property is one with a defined ore body. Thereafter, exploration will be initiated. We do not know if we will find mineralized material.

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

We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Our operating results for the three and nine month periods ended January 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended January 31, 2012		Three Month Period Ended January 31, 2011		Nine Month Period Ended January 31, 2012		Nine Month Period Ended January 31, 2011		Period from January 26, 2006 (Inception) to January 31, 2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and Administrative		$14,579		$10,034		$35,479		$20,602		$252,932
Impairment of mineral property costs	$	Nil	$	Nil	$	Nil	$	Nil		$3,500
Interest expense		$970	$	Nil		$2,586	$	Nil		$3,236
Net loss		$(15,549)		$(10,034)		$(38,065)		$(20,602)		$(259,668)

For the three-month period ended January 31, 2012 and 2011, our company reported revenues of $Nil, and $Nil, respectively. For the three months ended January 31, 2012, total expenses were $14,579, a $4,545, or 45%, increase from the $10,034 reported for the same period in 2011. Approximately $4,500 of this increase is attributable to an increase in filing fees, legal fees and professional fees.

For the nine-month period ended January 31, 2012 and 2011, our company reported revenues of $Nil, and $Nil, respectively.  For the nine months ended January 31, 2011, total expenses were $35,479, a $14,877, or 72%, increase from the $20,602 reported for the same period in 2011. Approximately $6,600 of this increase is attributable to an increase in filing fees, $3,000 of this increase is attributable to an increase in legal fees and $5,000 of this increase is attributable to an increase in professional fees.

Total expenses reported for the three and nine-month periods ended January 31, 2012 and 2011 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, bank service charges and interest. Shareholders of our company have been making advances to our company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time as our company can generate revenues from commercial operations or increase capital through various financing arrangements.

Liquidity and Capital Resources

Working Capital

	At January 31, 2012 ($)	At April 30, 2011 ($)
Current Assets	298	4,078
Current Liabilities	76,266	51,317
Working Capital/(Deficit)	(75,968)	(47,239)

Cash Flows

	Nine Months Ended January 31, 2012 ($)	Nine Months Ended January 31, 2011 ($)	Period from Inception (January 26, 2006) to January 31, 2012 ($)
Cash Flows used in Operating Activities	（10,280）	(19,847)	(182,166)
Cash Flows used in Investing Activities	Nil	Nil	(3,500)
Cash Flows provided by Financing Activities	10,000	23,565	185,964
Net Increase (Decrease) in Cash During Period	(280)	3,718	298

As of January 31, 2012, our total current assets were $298 and our total current liabilities were $76,266 for a working capital deficit of $75,968.

To meet our need for cash, since inception and up to January 31, 2012, we have issued 162,729,000 shares of our common stock and received $100,910. We also borrowed $46,554 and $38,500 from a related party and third party notes payable, respectively. As of January 31, 2012, we have $298 in cash available.  If we acquire a property, find mineralized material, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

As of the date of this report we have yet to generate any revenues.

As at January 31, 2012, our company has not generated revenues and has accumulated losses totaling $259,668 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

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

Recent Accounting Pronouncements

Our company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

                  None.

ITEM 6.                EXHIBITS

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 23, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
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

NARNIA CORP.
(Registrant)

Date: March 13, 2012	BY:	/s/ HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2012	BY:	/s/ YONGFU ZHU
Yongfu Zhu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)