Form 10-K
period 2012-04-30
Neologic Animation Inc
filed 2012-08-14
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52747

NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	011 86 1358 841 1118

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value of $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
185,000,000 common shares as of August 14, 2012

                                                                  DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this annual report, the terms we", "us", "our" and "our company" mean Neologic Animation Inc., and our wholly-owned subsidiary, Full East International Limited., a British Virgin Islands company and Full East's wholly owned subsidiary, Hangzhou Naniya Technology Co. Ltd., a People's Republic of China company and Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China company of which Full East holds a controlling contractual interest, unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Nevada on January 26, 2006 under the name "Henix Resources Inc".  Our original business was as an exploration stage corporation engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

On December 16, 2010, we changed our name to "China Forest Energy Corp."  by way of a merger with our wholly-owned subsidiary China Forest Energy Corp. which was formed for the sole purpose of the change of name. In addition to our change of name, we effected a nine (9) for one (1) forward split of our authorized and issued and outstanding common shares. Our preferred shares were not affected by the stock split.

On November 18, 2011, we received consent resolutions from our  directors and officers, and the holder of 54.3% of our issued and outstanding securities, to change our name to "Narnia Corp.", to reduce the authorized capital to 400,000,000 shares of common stock with a par value $0.00001 and to effect a 9:1 forward stock split of the Company’s issued and outstanding shares of common stock.  Upon effect of the forward stock split, our issued and outstanding shares of common stock increased to 162,729,000 shares of common stock with a par value of $0.00001.  The change of name and decrease to our authorized capital became effective with the Nevada Secretary of State on January 18, 2012.  The stock split became effective with Financial Industry Regulatory Authority on January 25, 2012.

On May 7, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Narnia Corp."  to "Neologic Animation Inc.", to be effected by way of a merger with our  wholly-owned subsidiary Neologic Inc., which was created solely for the name change.

The name change became effective on May 11, 2012 upon approval from the Financial Industry Regulatory Authority. Our CUSIP number is 64049V 100

Effective May 14, 2012, we acquired Full East International Limited, a British Virgin Islands corporation ("Full East"). Through its subsidiaries Full East provides a range of goods and services in the areas of information technology and interactive education.  The acquisition was carried out in accordance with a Share Exchange Agreement dated May 7, 2012 among our company, Full East, and the selling shareholders of Full East.

Full East was incorporated in the British Virgin Islands on May 4, 2011. It has the expertise in the business of providing advisory and services in developing, marketing, and distributing educational cards used as a tool to educate children through the means of online games.

Full East has one wholly owned subsidiary, Hangzhou Naniya Technology Co., Ltd., a wholly-owned foreign enterprise established on July 7, 2011, and organized under the laws of the People’s Republic of China. Naniya's main business is information technology consulting, technology and project planning; as well as non-cultural education and training for children and adults; computer software, technology development, technical services and technical advice.

Full East also holds a controlling contractual interest in Hangzhou Xuerun Education & Technology, Ltd.. Xuerun was incorporated in the City of Hangzhou, Province of Zhejiang, PRC on July 5, 2011.  Xuerun's main business is engaged in creating online educational games for students who are in primary school and middle school in China and is in the development and creation of a website to educate children how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education, which rely heavily on repetition and memorization, causing children to act in a generally conformist manner and to have similar thought processes. By stimulating the child’s thought processes; the child’s attention is focused on the subject at hand.

Prior to the closing of the Share Exchange Agreement dated May 7, 2012 our fiscal year end was April 30.  Subsequent to the closing, our fiscal year end changed to December 31.

We maintain our business offices at Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, People's Republic of China and our telephone number is (86) 1358 841 1118.

Our Current Business

Pursuant to our acquisition of Full East on May 14, 2012, we are now an online gaming and educational company that plans to provide interactive web based educational content and online games to primary school students.

Our flagship product is Naniya World, an after school education website for primary school students in China. The website, www.kkl123.com, which incorporates many aspects of the educational experience together with an interesting and fun approach to learning to help teach children and maintain their focus on their studies. The website adopts Flash games to explain subject knowledge in an exciting manner, and is designed in a way that will cover areas of human intelligence that is necessary for children to conquer in their early primary school years. The games are designed to be interactive and incorporate an entire community of users that can interact with each other in social and educational ways. Naniya World is focused on cultivating students’ independent learning capacity as well as their self-development capacity in order to foster creative and productive thought processes.

Subjects covered on the website range from art and music to science and math to language to cultural education. The program is extremely well thought out and is developed by top professors and educators in China. It sets itself apart from other after school programs in China because it deviates from the traditional ways of Chinese education, which incorporate dull and boring ways of educating which do not inspire the child’s thought process but rather focus on memorization and teach children to act in generally the same manner and have similar thought processes. By stimulating the child’s thought process, the child’s attention is focused on the subject at hand.

The core of Naniya World’s product and services is its website which has several modules that incorporates after-school education and interactive games, allowing the student to become part of the story and keeping the child’s on the subject matter. The modules not only focus on creating an atmosphere of quality education, but also focus on developing good study habits among other useful habits. The educational part focuses on developing eight areas of intelligence mentioned later in this business plan.

Marketing of the website will initially occur in the Yangtze River Delta, incorporating the Zhejiang, Jiangsu Hangzough, and Shanghai Regions. Afterwards, after stable revenue is generated and word of mouth gets out, the Company will focus on developing its efforts in the Pearl River Delta in South China. Later on, marketing will occur in other areas of the east coast of China, including Beijing, Tianjin and other port cities.  Marketing will be focused towards parents rather than children.  We will form partnerships with after school training centers in the aforementioned areas and will form agreements with them so they can use the website during their lessons.

Market, Customers and Distribution Methods

There are currently over 100 million primary school students in China. Therefore, the market space is vast and continually expanding. We therefore believe that there is ample market capacity to establish Naniya World as a popular education website in China, and as a popular Chinese language education website abroad.

The national market overall has great potential, due largely in part to the sheer large number of primary school students in China in addition to the competitiveness among parents wanting their children to succeed early in life in order to advance themselves to higher levels of knowledge as early as possible. The market of 100 million primary school students within the nation demonstrates how large this market can ultimately become.

We will begin our marketing campaign in the Yangtze River Delta, which includes the markets of Zhejiang and Jiangsu Provinces, as well as the mega-city of Shanghai. The initial focus will be in large urban areas as opposed to lesser-populated areas with limited access to after-school programs and high-speed Internet. Since the product of the company is dependent on the Internet and computer access, this region of China makes the most sense to begin such a marketing campaign. In this Yangtze region, county-level agencies will be set up.

After local marketing in the Yangtze River Delta is deemed successful and there is enough revenue to sustain the operations of our company, our  marketing strategy will expand towards other areas of East China, namely southern China’s Guangdong Province and the Pearl River Delta Region. The potential market in that area is equivalent or even greater than in the Yangtze River Delta area and represents a very large opportunity to take this project national. Ultimately market conditions will dictate how fast our  marketing campaign can move. In most of these large urban areas, province-level and city-level agencies will be set up, whereas county-level agencies will not be set up.

Initially market in Yangtze River Delta (End 2012)

       a.  Includes Shanghai, Zhejiang and Jiangsu Provinces

       b.  Focus on large urban areas with high-speed internet

       c.  County-level agencies will be established

Expand toward south Guangdong Province (Beginning at the End of Q1 of 2013)

        a.  Pearl River Delta Region – Shenzhen, Dongguan, Guangzhou, Zhuhai, Zhongshan, Huizhou

        b.  Potential market is even greater than Yangtze Delta

If project is successful initially, can go national (2014 – 2016)

        a.  Northeast: Beijing, Tianjin, Harbin, Dalian

        b.  Central and West: Hubei, Xi’an, Hunan, Sichuan, etc.

Image and Brand Promotion

       a.   Zhejiang Children’s Channel Advertising and holding live media events

       b.  Chinese Variety Shows – attracting parents and children

Membership Promotion

  Large scale activity promotions where parents and children can participate
  We intend to offer memberships and discounts as prizes

Vacation Marketing

  Summer and winter camp education marketing
  Offer a “taste” of what website can offer

Word of Mouth Viral Marketing

Our objective in marketing our Internet software to the masses depends in large part on its sales abilities in youth activity centers. A very large number of primary school students attend after-school instruction institutions in some way, whether it be athletic activity related centers, tutoring centers, supplementary school lessons, or some other program-specific institution.

We have devised a plan how to team up with these agencies in order to gain access to their clientele as well as offer them the benefit of using the company’s software in order to enhance their educational programs and bring in more customers. Effectively, the plan offers a win-win situation for our company and our agents and will increase revenue significantly for its partners. Once students begin showing interest in the website itself, it will not take long for parents and after-school instructors to see the results in not only the child’s overall performance, but perhaps more importantly the child’s willingness and desire to continue learning. This is the part that will amaze parent’s the most.

The training centers have become quite popular over the last decade due to several reasons. The primary reason is the aspirations of parents to have children succeed early in their studies in order to get ahead of their class as quickly as possible.

China’s education sector, beginning in pre-school all the way until the level of higher education is extremely competitive among parents. This is mainly due to the fact that China is very overpopulated and just “getting by” isn’t acceptable in order to sustain one’s lifestyle and have a successful life. Parents in China always want their children to be learning and studying, which leaves very little to no leisure time for their children. This can be very detrimental to the child’s welfare, causing some to “burn out” and seek entertainment on the Internet. Training centers have helped bridge the gap between education and leisure, but very few have been successful in a child’s eye to being a fun and entertaining place to go. This is where Naniya World comes in, effectively bridging the gap completely between education, entertainment and leisure.

Other reasons for training centers becoming popular recently include their reliance on government subsidies. Many local and provincial Chinese governments invest heavily in education in schools and in after-school programs. Some training centers receive substantial funding from local governments, some based on performance merit, and some based on relationships they have with officials. These subsidies allow for low-cost tuition for parents, which have proven to be a crucial incentive to send their children to these institutions.

These youth centers have also proven to be reliable in their training methods. Although, traditionally their subject materials and methods of teaching lack excitement for the children, they have boosted student scores. These centers also keep children from wasting their time after school in less productive atmospheres. Since the subject material either complements or supplements school study, it is easy for the child to lose focus and become distracted with other things that they may be thinking of. With the advent of the Naniya World website, children will keep their focus and maintain their thought process to tackle challenges.

The relationships that our company creates with training institutions will be key to the development of the company. Many of the training institutions have large numbers of students. Training centers have to initially get the approval of parents in order to actively train their children with the website’s content. Initially, we will choose to partner with large and medium-sized institutions as a foundation to spread the word of the material. Once it has become known that the website is extremely effective in a child’s development, other training centers will naturally want to be a part of the process, and creating relationships with those centers will be significantly easier and will use fewer resources. Ultimately, the goal of setting up relationships with training centers is to franchise the software out to their center. They will become direct franchisees in the respect that they will be completely responsible for the child’s after-school education, including developing their own on-line and off-line supporting roles.

Competition

We estimate that there are hundreds of companies operating in China and abroad in the area of Chinese language online children’s education, entertainment and gaming.  However, owing to the relatively low barriers to entry in this sector, the quality of products and services offered by many of those companies is low.  On the other hand, certain companies, such as Joyful School Net, offer comparatively well developed and sophisticated content and have an established following.

The Naniya World website has numerous advantages over its competitors. The main advantage of the website, as previously explained, is the fact that it uses more exciting and fun ways for children to study. The website takes key points, challenging problems, and questionable points as a basis to arrange games. The site distinctively avoids repetition, as it is known to reduce interest in studying. Other traditional models of afterschool education institutions use synchronized classroom practice as a model to arrange games, which child psychologists say will invoke a feeling of repetition amongst children.

We also believe that we will have a distinct marketing advantage that with regards to site development. The company  will use local training centers in various regions throughout China to carry out promotional events and activities. Sales promotions are targeted towards parents of primary school students rather than the students themselves. This is due to the fact that children in this age group generally do not have any right to make such purchases. After-school training centers are therefore a very effective method to execute promotions, especially when parents are around with their children. Other after-school websites, such as Joyful School Net use schools themselves as a promotion for their site. This is generally ineffective because parents are usually not at the schools. We expect that by 2015, there will be 100 training companies that will be affiliated with the website and will provide promotion.

One other advantage that we believe will distinguish us from competitors will be our expert team of child psychologists and primary school educational specialists. The primary theory research and support team will be made up of educational psychology experts from the Chinese Academy of Science Psychology Research Institute, Beijing Normal University and Zhejiang University. We believe that the credentials of our experts will help establish a strong following for Naniya World among parents, educators, and leading after-school educational institution in China.

Intellectual Property

Our intellectual property is under development.  We have not registered for the protection of any intellectual property related to our business, other than a copyright to the contents of our website: www.neologicanimation.com and www.kkl123.com.

Research and Development

We did not incur any research and development expenses during our last two fiscal years.  If we are able to raise sufficient financing, which is uncertain, we anticipate that we will spend $175,000 on research and development of our website and various applications associated with our business during the next 12 months.

Purchase of Significant Equipment

Outside of purchasing computers and some server equipment, we do not intend to purchase any significant equipment over the twelve months ending April 30, 2013.

Compliance with Government Regulation

We are subject to a number of foreign and PRC laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

We also face risks due to government failure to preserve the internet’s basic neutrality as to the services and sites that users can access through their broadband service providers. Such a failure to enforce network neutrality could limit the internet’s pace of innovation and the ability of large competitors, small businesses and entrepreneurs to develop and deliver new products, features and services, which could harm our business.

We are also subject to PRC and foreign laws regarding privacy and protection of user data. We intend to post on our web site our privacy policies and practices concerning the use and disclosure of user data.

Environmental Compliance

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Subsidiaries

We have a wholly-owned subsidiary, Full East International Limited., a British Virgin Islands company and Full East's wholly owned subsidiary, Hangzhou Naniya Technology Co. Ltd., a People's Republic of China company and Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China company of which Full East holds a controlling contractual interest.

Employees

We are a development stage company and currently have no full time employees.  Each of our officers and directors provides their services on a consulting basis.  We have not entered into any formal agreements with our officers and directors regarding the terms of their service to our company.

Intellectual Property

Our intellectual property is under development.  We have not registered for the protection of any intellectual property related to our business, other than a copyright to the contents of our website: www.neologicanimation.com

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.    Risk Factors

RISKS RELATED TO OUR BUSINESS

Our auditors have issued a going concern opinion. There is substantial uncertainty we will continue operations in which case you could lose your investment.

There is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to complete the research and development of our planned products and services;
  our ability to attract customers to our products and services;
  our ability to develop and continually update our website and content;
  our ability to procure and maintain on commercially reasonable terms relationships with third parties to integrate and maintain our payment process and service mediums;
  our ability to identify and pursue mediums through which we will be able to market our services;
  our ability to generate revenues through our customers; and
  our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues which are greater than our expenses will cause you to lose your investment.

If we cannot prevent other companies from infringing on our technologies or trademark, we may not achieve profitability and you may lose your investment.

Our success is heavily dependent upon market awareness and exposure. To protect our proprietary software and content, we rely principally upon copyright and trade secret protection.  To protect our trademark, we intend to rely on trademark registration in China and in any other jurisdiction in which we offer our products and services.  All proprietary information that can be copyrighted is marked as such.  There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation or independent third-party development of our technology. Further, the laws of China, where we anticipate licensing our technologies and products, do not protect software and intellectual property rights to the same extent as the laws of the United States. Although we intend to include in our website mechanisms to prevent or inhibit unauthorized copying and use, these mechanisms may curb, but will not safeguard against copying or unauthorized use.  If unauthorized copying or misuse of our products were to occur, our business and results of operations could be materially adversely affected.

While the disclosure and use of our proprietary software and content are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of our proprietary software, content, or related know-how and trade secrets will not occur. Further, if an infringement claim is brought against us, litigation would be costly and time consuming, but may be necessary to protect our proprietary rights and to defend ourselves. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.  If we cannot prevent other companies from infringing on our software and content, we may not achieve profitability and you may lose your investment.

If we are subject to intellectual property rights claims which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies in the future we may not generate sufficient revenues or achieve profitability.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We may be subject to intellectual property rights claims in the future and our software or content may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using software or content found to be in violation of a third party’s rights. We may have to seek a license for the intellectual property, which may not be available on reasonable terms and may significantly increase our operating expenses. The intellectual property also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing software or content, which could require significant effort and expense. If we cannot license or develop alternative intellectual property for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and prevent us from generating sufficient revenue or achieving profitability.

Changing consumer preferences will require periodic product introduction.  If we are unable to continually meet consumer preferences we may not generate significant revenues.

As a result of changing consumer preferences, many websites and website-based products and services are successfully marketed for a limited period of time. Even if our products and services become popular, there can be no assurance that any of our education or gaming products will continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved services. Our failure to introduce new features and content to achieve and sustain market acceptance could result in us being unable to continually meet consumer preferences and generating significant revenues.

If we do not attract customers to our website or interactive services on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract customers to our website and web-based products and services on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes direct marketing to administrators of public and private education and childcare institutions and services providers, television marketing, infomercials, viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online social networking communities, and amateur websites, and other methods of getting Internet users to refer others to our website and web-based products and services by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website or telephone services.  We do not currently employ any personnel specifically assigned to the marketing of our products or services. If we do not attract customers to our website or web-based products or services on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively, generate sufficient revenues and achieve profitability.

Our performance and future success depends on the talents and efforts of highly skilled individuals who will be designing, producing, and marketing our products and services to our customers. We will need to continue to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new psychics and to retain and motivate our existing consultants.

As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel, we may be unable to grow effectively generate sufficient revenues and achieve profitability.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

We believe that our success is largely dependent up on the continued service of the member of our management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansions plans. Although this possibility is low, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers

Our business depends partially on the development and maintenance of the Internet infrastructure. Outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

The success of our services will depend partially on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our ability to provide our products and services depends on the continuing operation of our planned information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our brand if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our website through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Our servers, which we anticipate will be hosted at third-party internet data centers, will also be vulnerable to break-ins, sabotage and vandalism, and disaster recovery planning may not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.  Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

If our software contains undetected errors, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our online systems, including our website and other software applications and products, could contain undetected errors or “bugs” that could adversely affect their performance. We will be required to regularly update and enhance our website and our other online systems and introduce new versions of our software products and applications. The occurrence of errors in any of these may cause us to lose market share, damage our reputation and brand name, and reduce our revenues.

If the security measures that we use to protect their personal information, such as credit card numbers, are ineffective, our customers may lose their confidence in our website and stop visiting them.  This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

We will rely mainly on third party service providers and other payment processing companies to collect our revenue.  If we are unable to collect revenue generated by our customers from these processing companies, we may not be able to realize any revenues and our business may fail.

The majority of our revenues will be generated by customers who will submit their payment to third party service providers such as telephone companies, or payment processing company, such as those which process online credit card payments.  There is a potential risk that these third party service providers and payment processing companies may not release our portion of the payments made by our customers in a timely manner or at all.  If we are not able to repatriate funds paid by our customers to third party service providers or payment processing companies, we will not be able to achieve profitability and our business may fail.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•                     variations in our operating results;

•                     changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•                     changes in operating and stock price performance of other companies in our industry;

•                     additions or departures of key personnel; and

•                     future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although our common share’s trading volume increase significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

If we are currently listed on the OTC Markets quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the OTC Markets. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the OTC Markets. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTC Markets listing of our common stock. If we are unable to maintain our listing on the OTC Markets, the market liquidity of our common stock may be severely limited.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Nevada law and the Existence of Indemnification Rights of our Directors, Officers and Employees May Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

In the future, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses.  We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.       Properties

Executive Offices

Our office space is currently donated for our use.  The office totals approximately 400square feet in area.  Our office is located at Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, P.R. China, and our telephone number is (86) 1358 841 1118.

Item 3.       Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTCQB under the Symbol "NANI".  Our common stock was listed for quotation on the Over the Counter Bulletin Board on March 13, 2007 under the symbol "HENX". On December 28, 2010, our symbol was changed to "CFEC" in connection with our merger and change of name to China Forest Energy Corp. and was changed to our current symbol on May 10, 2012.  The first trade of our securities occurred on January 7, 2011.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC
Quarter Ended(1)	High	Low
April 30, 2012	$0.825	$0.042
January 31, 2012	$1.30	$0.00
October 31, 2011	$1.25	$0.95
July 31, 2011	$1.17	$Nil
April 30, 2011	$Nil	$Nil
January 31, 2011	$1.165	$1.00

(1)     The first trade in our common stock occurred on January 7, 2011.

As of August 14, 2012, there were approximately 32 holders of record of our common stock. As of such date, 185,000,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2012 that were not otherwise disclosed in our registration statement on Form S-1, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2012.

Item 6.       Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended April 30, 2012  and the year ended April 30, 2011  that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Cash Requirements

We have little cash on hand, no financing arrangements and no lines of credit or other bank financing arrangements.  There can be no assurance that we will be able to close any financing and if we do close any financings, there can be no assurance that they will be sufficient to meet our needs for the upcoming 12 months.

In order to execute our business plan, we estimate that we will require approximately $1,100,000 over the next 12 months.  However, we estimate that we will require approximately $70,000 in order to sustain our basic operations and meet our public reporting requirements for the same 12 month period.  In the event that we are unable to raise sufficient financing to execute our business plan, we will downscale our business plan and operations as required by our budgetary limitations.

Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that our expenses over the next 12 months will be approximately $1,100,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	80,000
Website and app development	4 months	175,000
Management and consulting costs	12 months	275,000
Marketing	8 months	400,000
Acquisition of fixed assets	12 months	100,000
General and administrative expenses	12 months	70,000
Total		1,100,000

We have no lines of credit or other bank financing arrangements.   Generally, we have financed operations to date through advances and loans from shareholders and related parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to developmental expenses associated with a start-up business. (ii) expansion of server facilities, technical support, and related infrastructure; and (iii) expansion of our marketing campaign. We intend to finance these expenses with further issuances of securities, and debt issuances. We require additional capital and generate revenues to meet both our immediate, short-term, long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to sustain our operations, develop our business, or take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations or cause our business to fail. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also utilized a loan and advances from related parties.

Results of Operations for the Years Ended April 30, 2012  and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2012  and 2011.

Our operating results for the years ended April 30, 2012  and 2011  are summarized as follows:

		Year ended April 30,
		2012		2011

Revenue	$	Nil	$	Nil
Cost of Goods Sold	$	Nil	$	Nil
Operating Expenses		$46,227		$42,721
Interest Expense		3,550		650
Net Loss		$(49,777)		$(43,371)

Revenues and Cost of Goods Sold

We have not earned any revenues nor have we incurred cost of goods sold since inception. We do not expect to earn revenue for the upcoming 6 months.

Operating Expenses

Our operating expenses for the year ended April 30, 2012  and the year ended April 30, 2011  are outlined in the table below:

	Year ended April 30,
	2012	2011
General and administrative	$46,227	$42,721

The increase  in operating expenses for the year ended April 30, 2012, compared to the same period in fiscal 2011, was mainly due to an increase in professional fees and filing fees.

Liquidity and Financial Condition

As of April 30, 2012, our total current assets were $557 and our total current liabilities were $85,023 resulting in a working capital deficit of $84,466. We had a net loss of $49,777 for the year ended April 30, 2012, and $271,380 for the period from January 26, 2006 (date of inception) to April 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through private placement of equity and loan transactions.

Cash Flows		Year ended April 30,
		2012		2011

Net Cash Used in Operating Activities		$(14,225)		$(36,904)
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided from Financing Activities		$14,000		$35,500
Increase (Decrease) In Cash		$(225)		$(1,404)

We had cash in the amount of $353 as of April 30, 2012  as compared to $578  as of April 30, 2011. We had a working capital deficit of $84,466 as of April 30, 2012  compared to a working capital deficit of $47,239  as of April 30, 2011.

Future Financings

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing and the attainment of profitable operations.  As of April 30, 2012, our company has incurred losses totaling $271,380 since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern.

If we are able to raise additional funds and our operations and cash flow improve, management believes that we will be able to continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity. The uncertainty regarding our ability to continue as a going concern will cease when our revenues have reached a level able to sustain our business operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Neologic Animation Inc.
(formerly Narnia Corp.)
(a Development Stage Company)
Zhejiang, P.R. China

We have audited the accompanying balance sheets of Neologic Animation Inc. (a Development Stage Company) (the “Company”) as of April 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from January 26, 2006 (Inception) to April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from January 26, 2006 (Inception) to April 30, 2009 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from January 26, 2006 (Inception) to April 30, 2009 include total revenues of $-0- and a net loss of $151,044, respectively. Our opinion on the statements of operations, changes in stockholders’ deficit and cash flows for the period from January 26, 2006 (Inception) to April 30, 2012, insofar as it relates to amounts from January 26, 2006 (Inception) to April 30, 2009, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from January 26, 2006 (Inception) to April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

August 14, 2012

Neologic Animation Inc. (formerly Narnia Corp.) (A Development Stage Company) Balance Sheets
	April 30, 2012	April 30, 2011

ASSETS
Current assets
Cash	$ 353	$ 578
Prepaid expenses	204	3,500
Total assets	$ 557	$ 4,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 21,523	$ 1,817
Notes payable	42,500	28,500
Advances from related party	21,000	21,000
Total current liabilities	85,023	51,317

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 400,000,000 shares authorized, 162,729,000 shares issued and outstanding	1,627	1,627
Additional paid-in capital	185,287	172,737
Deficit accumulated during the exploration stage	(271,380)	(221,603)
Total stockholders' deficit	(84,466)	(47,239)
Total liabilities and stockholders' deficit	$ 557	$ 4,078

The accompanying notes are an integral part of these financial statements.

Neologic Animation Inc. (formerly Narnia Corp.) (A Development Stage Company) Statements of Operations
	Year Ended April 30, 2012	Year Ended April 30, 2011	From January 26, 2006 (inception) To April 30, 2012

Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative	46,227	42,721	263,680
Impairment of mineral property costs	-	-	3,500
Loss from operations	(46,227)	(42,721)	(267,180)

Interest expense	3,550	650	4,200

Net loss	$ (49,777)	$ (43,371)	$ (271,380)

Net loss per share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding:
Basic and diluted	162,729,000	162,729,000

The accompanying notes are an integral part of these financial statements.

Neologic Animation Inc. (formerly Narnia Corp.) (A Development Stage Company) Statements of Cash Flows
	Year Ended April 30, 2012	Year Ended April 30, 2011	From January 26, 2006 (inception) to April 30, 2012

Cash Flows from Operating Activities
Net loss	$ (49,777)	$ (43,371)	$ (271,380)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of mineral property	-	-	3,500
Donated services	6,000	6,000	37,500
Donated rent	3,000	3,000	18,750
Imputed interest	3,550	650	4,200
Changes in operating assets and liabilities:
Prepaid expenses	3,296	(3,500)	(204)
Accounts payable and accrued liabilities	19,706	317	21,523
Net cash used in operating activities	(14,225)	(36,904)	(186,111)
Cash Flows from Investing Activities
Purchase of mineral property	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)
Cash Flows from Financing Activities
Advances from related party	-	7,000	46,554
Proceeds from notes payable	14,000	28,500	42,500
Proceeds from sales of common stock	-	-	100,910
Net cash provided by financing activities	14,000	35,500	189,964

Net increase (decrease) in cash	(225)	(1,404)	353

Cash, beginning of period	578	1,982	-

Cash, end of period	$ 353	$ 578	$ 353

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

Non-cash investing and financing activities:
Capital contribution of shareholder loan	$ -	$ -	$ 25,554

The accompanying notes are an integral part of these financial statements.

Neologic Animation Inc. (formerly Narnia Corp.) (A Development Stage Company) Statement of Changes in Stockholders' Deficit For the period from January 26, 2006 (inception) to April 30, 2012
	Common Stock		Additional Paid-in	Donated	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Capital	Stage	Total
Balance, January 26, 2006 (inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash at $0.00001 per share	81,000,000	810	(800)	-	-	10
Donated rent and services	-	-	-	2,250	-	2,250
Net loss for the period	-	-	-	-	(6,062)	(6,062)
Balance, April 30, 2006	81,000,000	810	(800)	2,250	(6,062)	(3,802)
Common shares issued for cash at $0.011101 per share	81,729,000	817	100,083	-	-	100,900
Donated rent and services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(66,106)	(66,106)
Balance, April 30, 2007	162,729,000	1,627	99,283	11,250	(72,168)	39,992
Donated rent and services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(39,063)	(39,063)
Balance, April 30, 2008	162,729,000	1,627	99,283	20,250	(111,231)	9,929
Donated rent and services	-	-	-	9,000	-	9,000
Payable waived by former president	-	-	-	25,554	-	25,554
Net loss for the year	-	-	-	-	(39,813)	(39,813)
Balance, April 30, 2009	162,729,000	1,627	99,283	54,804	(151,044)	4,670
Donated rent and services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(27,188)	(27,188)
Balance, April 30, 2010	162,729,000	1,627	99,283	63,804	(178,232)	(13,518)
Donated rent and services	-	-	-	9,000	-	9,000
Imputed interest	-	-	650	-	-	650
Net loss for the year	-	-	-	-	(43,371)	(43,371)
Balance, April 30, 2011	162,729,000	1,627	99,933	72,804	(221,603)	(47,239)
Donated rent and services	-	-	-	9,000	-	9,000
Imputed interest	-	-	3,550	-	-	3,550
Net loss for the year	-	-	-	-	(49,777)	(49,777)
Balance, April 30, 2012	162,729,000	$1,627	$103,483	$81,804	$(271,380)	$(84,466)

The accompanying notes are an integral part of these financial statements.

NEOLOGIC ANIMATION INC.

(Formerly Narnia Corp.)

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Neologic Animation Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is a Development Stage Company. The Company’s principal business is an educational software company in the People’s Republic of China.  The Company is focused on educational software development and marketing; currently developing a website to be marketed as “Naniya World” for primary school students in China.  The website’s goal is to educate children on how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education.  The Company’s mission is to inspire every child in China to become the best student they can possibly be by showing them that learning is fun.

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

On January 12, 2011, the Company entered into share exchange agreement with Zhejiang Forest Bamboo Tec Co., Ltd. a People’s Republic of China corporation and Forest Energy Co., Ltd., a British Virgin Islands corporation. Forest Energy Co., Ltd. is the registered and beneficial owner of all of the issued and outstanding common shares in the capital of Sinoport Enterprises Limited, a British Virgin Islands corporation (“Sinoport”); Sinoport is the sole owner of all share capital of USCNHK Group Limited, a Hong Kong corporation, (“USCNHK”), and USCNHK is the owner of 95%, or 76,000,000 shares, of the share capital of Zhejiang Forest Bamboo Tec Co., Ltd. The Company has agreed to issue 15,919,000 common shares to the Forest Energy Co., Ltd.’s Shareholder as consideration for the purchase of 50,000 common shares of Zhejiang Forest Bamboo Tec Co., Ltd. Upon closing of the share exchange, Yongfu Zhu, one of the Company’s current officers and directors, will cancel 9,000,000 shares of the Company’s common stock held in his name and the Company will have no more than 25,000,000 shares of common stock issued and outstanding.  As of November 22, 2011, this share exchange agreement has been terminated.   According to the terms of the share exchange agreement, the Company had agreed to acquire 95% of the share capital of Zhejiang Forest from Forest Energy in exchange for 15,919,000 shares of Company’s common stock.  The parties mutually agreed to terminate the agreement.  There were no early termination penalties associated with the termination of the above agreement.

Effective January 25, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”) and the U.S.   Securities and Exchange Commission, we changed our name from China Forest Energy Corp. to Narnia Corp.  In addition, our issued and outstanding shares of common stock increased from 18,081,000 shares of common stock to 162,729,000 shares of common stock, par value of $0.00001, pursuant to a 1:9 forward split of our issued and outstanding shares of common stock.  Also effective January 25, 2012, our authorized capital decreased from 900,000,000 shares of common stock to 400,000,000 shares of common stock, par value of $0.00001.  Our preferred stock will remain unchanged.

On May 7, 2012, the Company filed Articles of Merger with the Nevada Secretary of State to change the name from Narnia Corp. to Neologic Animation Inc. The name change became effective on May 11, 2012 upon approval from FINRA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.  In May 2012, the Company changed its year end to December 31.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company does not have any diluted financial instrument outstanding as of April 30, 2012.

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

Subsequent Events

The Company evaluated subsequent events through August 14, 2012, which is the date the financial statements were issued.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at April 30, 2012, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $271,380 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2012 and 2011, the Company was indebted to a current director, a current CFO, the Treasurer and Secretary of the Company in the amount of $21,000 and $21,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the years ended April 30, 2012 and 2011, the Company recognized $3,000 and $3,000, respectively, for donated rent and $6,000 and $6,000, respectively, for donated services. These amounts were charged to operations and recorded as additional paid-in capital.

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

On April 9, 2012, the Company obtained a loan with a principal balance of $1,500 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On April 30, 2012, the Company obtained a loan with a principal balance of $2,500 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

As of April 30, 2012 and 2011, the Company had non-interest bearing loans totaling $42,500 and $28,500, respectively. These loans are unsecured and due on demand. During the years ended April 30, 2012 and 2011, the Company recorded imputed interest in the amount of $3,550 and $650, respectively, on these non-interest bearing loans and recorded as additional paid-in capital.

NOTE 6 – SUBSEQUENT EVENTS

On May 7, 2012, the Company filed Articles of Merger with the Nevada Secretary of State to change the name from Narnia Corp. to Neologic Animation Inc. The name change became effective on May 11, 2012 upon approval from FINRA.

On May 14, 2012, the Company issued 100,000,000 shares of common stock in exchange for all 50,000 shares held by shareholders of Full East International Limited (“Full East”).  Neologic cancelled 77,729,000 shares of common stock held by Yongfu Zhu, our former Chief Financial Officer.

As a result of the share exchange above, the Company acquired Full East. Through its subsidiaries, Full East provides a range of goods and services in the areas of information technology and interactive education. Full East was incorporated in the British Virgin Islands on May 4, 2011. It has the expertise in the business of providing advisory and services in developing, marketing, and distributing educational cards used as a tool to educate children through the means of online games.

Full East has one wholly owned subsidiary, Hangzhou Naniya Technology Co., Ltd. (“Naniya”), a wholly-owned foreign enterprise (“WOFE”) established on July 7, 2011, and organized under the laws of the People’s Republic of China (the “PRC”). Naniya's main business is information technology consulting, technology project planning, and outcome of the transfer; non-cultural education and training for adults; computer hardware, electronic products, technology development, technical services and technical advice.

Full East also holds a controlling contractual interest in Hangzhou Xuerun Education & Technology, Ltd. (“Xuerun”). Xuerun was incorporated in the City of Hangzhou, Province of Zhejiang, PRC on July 5, 2011.  Xuerun's main business is the creation of online educational games for students who are in primary school and middle school in China and is in the development and creation of a website to educate children how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education, which rely heavily on repetition and memorization, causing children to act in a generally conformist manner and to have similar thought processes. By stimulating the child’s thought processes; the child’s attention is focused on the subject at hand.

PRO FORMA COMBINED FINANCIAL STATEMENTS (UNAUDITED)

On May 14, 2012, Neologic Animation Inc. (formerly Narnia Corp.) (“Neologic”) issued 100,000,000 shares of common stock in exchange for all 50,000 shares held by the shareholders of Full East International Limited (“Full East”). Neologic cancelled 77,729,000 shares of common stock held by Yongfu Zhu.

The following unaudited pro forma combined financial statements and related notes are presented to show the effects of the acquisition of the reverse merger by Neologic with Full East.  The unaudited pro forma combined balance sheet and the unaudited pro forma combined statement of operations are derived from the consolidated financial statements of Neologic as of April 30, 2012 and for the year then ended and Full East as of March 31, 2012 and the period from May 4, 2011 (inception) to March 31, 2012.  The unaudited pro forma combined balance sheet is presented as if the merger had occurred as of April 30, 2012 (Neologic’s fiscal year-end).  The unaudited pro forma combined statement of operations is presented as if the merger had occurred at the beginning of Neologic Corp.’s 2012 fiscal year.

The pro forma combined balance sheet and statement of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the sale been consummated as of that time, nor is it intended to be a projection of future results.  The unaudited pro forma combined financial information, including the notes thereto, should be read in conjunction with (1) the financial statements of Neologic Animation Inc. included herein, and (2) the accompanying unaudited financial statements of Full East International Ltd.

Neologic Animation Inc.
(formerly Narnia Corp.)
Pro Forma Combined Balance Sheet
(Unaudited)

	Neologic Animation Inc. as of April 30, 2012	Full East as of March 31, 2012	Pro forma Adjustments		Pro forma Combined
Assets
Current Assets:
Cash and cash equivalents	$353	$1,971	$–		$2,324
Prepaid expenses	204	–	–		204
Total Assets	$557	$1,971	$–		$2,528

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$21,523	$–	$–		$21,523
Note payable	42,500	–	–		42,500
Due to related parties	21,000	1,771	–		22,771
Total Liabilities	85,023	1,771	–		86,794

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, none issued and outstanding	–	–	–
Common stock, $0.00001 par value, 400,000,000 shares authorized, 162,729,000 shares issued and outstanding	1,627	50,000	(777)	(a)	1,850
			1,000	(b)
			(50,000)	(c)
Additional paid-in capital (deficit)	185,287	16,652	777	(a)	(69,664)
			(1,000)	(b)
			(271,380)	(d)
Subscription receivable	–	(50,000)	50,000	(c)	–
Accumulated other comprehensive income	–	21			21
Accumulated deficit	(271,380)	(16,473)	271,380	(d)	(16,473)
Total Stockholders' Equity (Deficit)	(84,466)	200	–		(84,266)
Total Liabilities & Stockholders' Equity (Deficit)	$557	$1,971	$–		$2,528

Notes to pro forma combined financial statements

(a)     To record the cancellation of 77,729,000 shares of Neologic common stock held by Yongfu Zhu.

(b)     To record 100,000,000 shares of common stock issued to previous owners of Full East.

(c)     To reverse the subscription receivable from Full East shareholders after the share exchange.

(d)     To eliminate accumulated deficit of Neologic.

Neologic Animation Inc.
(formerly Narnia Corp.)
Pro Forma Combined Statement of Operations
(Unaudited)

	Neologic Animation Inc. for the year ended April 30, 2012		Full East from May 4, 2011 (inception) to March 31, 2012	Pro forma Adjustments		Pro forma Combined

Revenue	$–		$–	$–		$–
Cost of revenue	–		–	–		–
Gross profit	–		–	–		–

Operating expenses
General and administrative	46,227		16,478	–		62,705
Total operating expenses	46,227		16,478	–		62,705

Operating loss	(46,227)		(16,478)	–		(62,705)

Other income (expense):
Interest income	–		5	–		5
Interest expense	(3,550)		–	–		(3,550)
Total other income (expense)	(3,550)		5	–		(3,545)

Net loss	$(49,777)		$(16,473)	$–		$(66,250)

Other comprehensive income (loss):
Foreign currency translation	–		21	–		21
Total comprehensive loss	$(49,777)		$(16,452)	$–		$(66,229)

Loss per share - basic and diluted	$(0.00)	$				$(0.00)
Weighted-average shares outstanding - basic and diluted	162,729,000			(77,729,000) 100,000,000	(a) (b)	185,000,000

Notes to pro forma combined financial statements

(a)     To record the cancellation of 77,729,000 shares of Neologic common stock held by Yongfu Zhu.

(b)     To record 100,000,000 shares of common stock issued to previous owners of Full East.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.     We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements.

2.     Dual signatures of cheques – we only have one cheque signing authority. Management feels that the lack of dual signatures on cheques can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

3.     We did not maintain proper segregation of duties for the preparation of our financial statements – As of April 30, 2012, the majority of the preparation of financial statements was carried out by one person. In addition, our company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

a)    Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within our company. In addition, approval of significant transactions was not documented as approved by our company’s board of directors.

b)    Lack of control over preparation of financial statements and proper application of accounting policies. Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

GBH, CPAs, PC, acts as our independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2012.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting. Our company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.     Our board of directors will nominate an audit committee and audit committee financial expert.

2.     We will appoint additional personnel to assist with the preparation of our company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.     Our board of directors will appoint a member of management to act as the secondary authorized signatory on our company’s bank account; to decrease the likelihood of misappropriation of our company’s assets.

4.     We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by our company’s board of directors and that approval be documented in our company’s corporate records.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month year ended April 30, 2012  that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hongxiao Zhang	President, Chief Executive Officer, Secretary and Director	35	November 3, 2011
Yongfu Zhu	Director	42	September 5, 2008
Xu Yongbiao	Chief Financial Officer	45	June 25, 2012
Yuwei Cheng	Chief Business Officer	43	June 25, 2012
Gangfeng Zhang	Chief Development Officer	32	June 27, 2012
Gencai Chen	Chief Information Officer	56	June 28, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hongxiao Zhang, President, Chief Executive Officer, Secretary and Director

Dr. Hongxiao Zhang was appointed as our president, chief executive officer, secretary and as a director on November 3, 2012.  Dr. Zhang is a Doctor of Educational Philosophy and an Associate Professor. She earned her Ph.D. at the China Academy of Science. Dr. Zhang’s area of focus has been the educational psychology of seven to 14 year old students. She has published a vast amount of papers and articles regarding primary and middle school education and stimulation of the child’s thoughts and focus. She co-wrote and published the book “6S Learning Methods.” Over 100,000 copies were sold, mainly at State Xinhua Bookstores throughout China. She is one of the cofounders of Hangzhou Naniya Technology Co., Ltd.  Her other publications include:

  October 2005: Trinitarianism of Primary School Student Learning Environment (Journal of Cognitive Neuroscience)
  July 2007: Memory Methods of Developing Student from Poly-Intelligence (Psychological Bulletin)
  September 2006: Attention Training of Children Sensory Integration (Journal of Experimental Psychology)

Yongfu Zhu, Director

On September 5, 2008, Mr. Yongfu Zhu was appointed president, treasurer, secretary and as a director. Since August 2004, Mr. Zhu has been director, president and chief executive officer of APEX Pacific International Investments Limited, a BVI company. Apex is engaged in the business of international investments. Since September 1998, Mr. Zhu has been an education consultant and instructor for Xinjian Middle School located in Zhejiang, China. On January 6, 2011, Mr. Yongfu Zhu resigned as our president and chief executive officer, and on May 14, 2012, Mr. Zhu resigned as our chief financial officer, treasurer and secretary. He remains a director on our Board of Directors.

Xu Yongbiao, Chief Financial Officer

Mr. Yongbiao graduated from the Zhijiang Electronics Engineering College of Hangzhou in 1990 with a degree in Financial Management.  After graduating, from August 1990 to March 1999, he joined Hangzhou Iron and Steel Group (HISG) as an accountant and was responsible managing the company’s financial transactions and reconciling accounts.

In March 1999, Mr. Yongbiao founded the Zhejiang Tiance Accounting Firm, a company that specializes in audit, capital verification, infrastructure construction cost review, assets appraisal, and business evaluations for a number of companies, in Hangzhou City, China.  Presently, he is one of the primary partners at Zhejiang Tiance Accounting Firm and manages the day-to-day operations of the company.

We appointed Mr. Yongbiao as our company’s chief financial officer and the principal accounting officer because of his extensive financial and accounting experience.

Yuwei Cheng, Chief Business Officer

From September 2003 to May 2010, Mr. Cheng was a software product sales representative at Dongfang Software Development, a software development Company in Shanghai, China.  His primary responsibility as a sales representative was to generate interest and awareness of the software product to prospective customers.  Mr. Cheng joined our company in May 2010 and has been responsible for our marketing strategy and has been a key organizer for the online sales team.

He earned a Master’s Degree from the People’s University in Finance and Economics in Beijing, China, in 1998.

We appointed Mr. Cheng as our company’s chief business officer because his extensive background in sales and marketing.

Gangfeng Zhang, Chief Development Officer

In 2003, Mr. Zhang earned a Bachelor’s Degree in Computer Science from the Zhejiang Industrial University of Hangzhou and in 2010 he earned a Master’s Degree in Computer Software Engineering from the Zhejiang University of Hangzhou.  Since 2003, subsequent to graduating from the Zhejiang Industrial University of Hangzhou, he joined Insigma Technology Company Ltd., an IT servicing and outsourcing firm in Hangzhou, China, as a technical engineer and currently acts the company’s technical director.  His duties and responsibilities as a technical director are promoting and coordinating technical knowledge and serves as a technical expert representative within the company and for their clients.

We appointed Gangfeng Zhang as our company’s chief development officer because of his experience in project management, computer science and computer software engineering.

Gencai Chen, Chief Information Officer

In 1981, Mr. Chen earned a Doctorate Degree in Computer Science from the Zhejiang University of Hangzhou.  Since 1981, Mr. Chen has been a professor in the School of Computer Science at the Zhejiang University of Hangzhou.  As a professor, Mr. Chen teaches students of the University the scientific and mathematical approach to computation.

We appointed Gencai Chen as our company’s chief information officer because of his extensive knowledge in computer science.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Our director is not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•         the corporation could financially undertake the opportunity;

•         the opportunity is within the corporation’s line of business; and

•         it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.                   been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.                   had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.                   been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.                   been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.                   been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.                   been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

•         honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•         full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•         compliance with applicable governmental laws, rules and regulations;

•         the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•         accountability for adherence to the Code.

The Code requires that, among other things, our Senior Officers commit to the timely, accurate and consistent disclosure of information; maintain confidential information; and act with honesty and integrity. In addition, it emphasizes that our Senior Officers, directors and employees have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is not our policy to retaliate against any individual who reports in good faith any violation or potential violation of the Code.

The Code was included as an exhibit to our annual report on Form 10-KSB filed with the SEC on July 30, 2007. We undertake to provide a copy of the Code to any person without charge, upon request sent to the attention of our president at Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China.

Committees of the Board

All proceedings of our board of directors  were conducted by resolutions consented to in writing by the directors  and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors  entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors  believes  that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors  asses all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of our directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors  is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2012  and 2011; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2012  and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Hongxiao Zhang(1) President, Chief Executive Officer and Secretary	2012 2011	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Zhengyu Wang(2) former President, Chief Financial Officer and Chairman	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Yongfu Zhu(3) former President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)        Dr. Zhang was appointed as our president, chief executive officer, secretary and as a director on November 3, 2011.

(2)        Mr. Wang was appointed president, chief executive officer and as a director on January 6, 2011 and resigned on November 3, 2011.

(3)       Mr. Zhu was appointed president, chief executive officer, chief financial officer, secretary and as a director on September 5, 2008 and resigned from his position and chief executive officer on January 6, 2011.

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

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2012, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2012.

Option Exercises

During our fiscal year ended April 30, 2012,  there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 9, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Hongxiao Zhang Boyage, Jindihuayuan, Xihu District, Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Yongfu Zhu Cuizhuhuayuan, Jinyun County, Zhejiang Province, P.R. China	81,000,000 Common	43.78%
Xu Yongbiao Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Yuwei Cheng Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Gangfeng Zhang Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Gencai Chen Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Directors and Executive Officers as a Group	81,000,000 Common	43.78%

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 9, 2012.  As of August 14, 2012, there were 185,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two  directors, Hongxiao Zhang and Yongfu Zhu. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, our board of directors and our executive officers act in such capacities.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for the fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2012 $	April 30, 2011 $
Audit Fees	19,900	5,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	19,900	5,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)      Financial Statements

(1)     Financial statements for our company are listed in the index under Item 8 of this document

(2)     All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)      Exhibits

Exhibit Number	Exhibit Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2 filed on August 17, 2006)
3.2	By laws (incorporated by reference to our registration statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change(incorporated by reference to our current report on Form 8-K filed on December 23, 2010)
3.5	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
10.2	Xuerun Consulting Services Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.3	Xuerun Business Operating Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.4	Xuerun Equity Pledge Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.5	Xuerun Exclusive Option Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.6	Xuerun Voting Rights Proxy Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on July 30, 2007)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(31)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended April 30, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.
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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: August 14, 2012	/s/HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: August 14, 2012	/s/XU YONGBIAO
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2012	/s/HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: August 14, 2012	/s/XU YONGBIAO
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2012	/s/ YONGFU ZHU
Yongfu Zhu
Director