Form 10-Q
period 2012-06-30
Neologic Animation Inc
filed 2012-08-20
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52747
NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China				N/A
(Address of principal executive offices)				(Zip Code)
011 86 1358 841 1118
(Registrant’s telephone number, including area code)
N/A
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

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
185,000,000 common shares issued and outstanding as of August 20, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements of Neologic Animation Inc., included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of Full East International Limited as included in the current report on form 8-K filed on May 18, 2012.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$2,268	$1,976
Total assets	$2,268	$1,976

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$45,654	$-
Due to related parties	3,748	1,763
Short-term loan - third party	42,500	-
Short-term loan - related party	21,000	-
Total current liabilities	112,902	1,763

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 400,000,000 shares authorized, 185,000,000 and 85,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,850	850
Additional paid-in capital (deficit)	(17,462)	65,796
Subscription receivables	(50,000)	(50,000)
Accumulated other comprehensive income	27	26
Accumulated deficit	(45,049)	(16,459)
Total stockholders' equity (deficit)	(110,634)	213
Total liabilities and stockholders' equity (deficit)	$2,268	$1,976

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From Inception (May 4, 2011) to June 30, 2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	27,480	339	27,494	339	43,958

Operating loss	(27,480)	(339)	(27,494)	(339)	(43,958)

Other income (expenses):					-
Interest income	1	-	1	-	6
Interest expense	(1,097)	-	(1,097)	-	(1,097)
Total other expenses	(1,096)	-	(1,096)	-	(1,091)

Net loss	$(28,576)	$(339)	$(28,590)	$(339)	$(45,049)

Other Comprehensive Income (Loss)
Foreign currency translation	6	(1)	1	(1)	27
Total comprehensive loss	$(28,570)	$(340)	$(28,589)	$(340)	$(45,022)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	137,747,253	85,000,000	11,373,626	85,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From Inception (May 4, 2011) to June 30, 2012
Cash Flows From Operating Activities
Net income	$(28,590)	$(339)	$(45,049)
Adjustments to reconcile net loss to net cash provided by ( used in) operating activities:
Donated rent and services	1,500		1,500
Imputed interest	708		708
Changes in operating assets and liabilities:
Accounts payable	24,688	340	24,688
Due to related parties	9	-	1,772
Net cash provided by (used in) operating activities	(1,685)	1	(16,381)

Cash Flows From Financing Activities
Advances from related parties	1,976	-	18,622
Net cash provided by financing activities	1,976	-	18,622

Effect of exchange rate changes on cash	1	(1)	27

Net increase (decrease) in cash and cash equivalents	292	-	2,268
Cash and cash equivalents, beginning of period	1,976	-	-
Cash and cash equivalents, end of period	$2,268	$-	$2,268

Supplemental information:
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash investing and financing activities:
Shares issued for reverse merger	$84,466	$-	$84,466

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Period From May 4, 2011 (Inception) to June 30, 2012
(Unaudited)
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Receivables	Income	Deficit	Equity
Balances at May 4, 2011 (inception)	-	$-	-	$ -	$ -		$ -	$ -	$ -

Subscription receivables from shareholders			50,000	50,000		(50,000)			-
Shares retained by the existing shareholders of Neologic after reverse merger			85,000,000	850	(850)				-
Cancellation of shares of Full East as the result of reverse merger.			(50,000)	(50,000)	50,000				-
Cash contributions from shareholders					16,646				16,646
Foreign currency translation adjustment							26		26
Net loss			-				-	(16,459)	(16,459)

Balances at December 31, 2011	-	-	85,000,000	850	65,796	(50,000)	26	(16,459)	213

Shares issued for reverse merger			100,000,000	1,000	(85,466)				(84,466)
Donated rent and services					1,500				1,500
Imputed interest					708				708
Foreign currency translation adjustment							1		1
Net Loss								(28,590)	(28,590)

Balances at June 30, 2012	-	$-	185,000,000	1,850	$ (17,462)	$ (50,000)	$ 27	$ (45,049)	$ (110,634)

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc.

 (A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Neologic Animation Inc. (“Neologic” or the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is a Development Stage Company. The Company’s principal business is an educational software company in the People’s Republic of China.  The Company is focused in educational software development and marketing company; currently developing a website to be marketed as “Naniya World” for primary school students in China.  The website’s goal is to educate children on how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education.  The Company’s mission is to inspire every child in China to become the best student they can possibly be by showing them that learning is fun.

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

Effective January 25, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”) and the U.S.  Securities and Exchange Commission, we changed our name from China Forest Energy Corp. to Narnia Corp.  In addition, our issued and outstanding shares of common stock increased from 18,081,000 shares of common stock to 162,729,000 shares of common stock, par value of $0.00001, pursuant to a 1:9 forward split of our issued and outstanding shares of common stock.  Also effective January 25, 2012, our authorized capital decreased from 900,000,000 shares of common stock to 400,000,000 shares of common stock, par value of $0.00001.  Our preferred stock remained unchanged.

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

Our current corporate structure is set forth below:

As a result of the share exchange and our relationship with the Chinese Educational Company, we engage in the business of providing advisory and services in developing, marketing, and distributing educational cards used as a tool to educate children through the means of online games in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We accounted for the merger between Neologic and Full East as a “reverse merger,” since the former shareholders of Full East own a majority of the outstanding shares of the Company’s common stock immediately following the closing of the merger. Full East is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange are those of Full East and are recorded at the historical cost basis of Full East, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Neologic and Full East, historical operations of Full East, and operations of Neologic from the closing date of the merger.

Upon completion of our merger with Full East, the Company changed its fiscal year-end from April 30 to December 31. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is now December 31.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company currently does not have any dilutive financial instrument outstanding.

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued for disclosure consideration.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at June 30, 2012, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $45,049 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Comp any be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, the Company was indebted to a current director and a current officer in the amount of $24,748 and $1,763, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

NOTE 5 – NOTES PAYABLE

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

As of June 30, 2012, the Company had non-interest bearing loans totaling $42,500. These loans are unsecured and due on demand. The Company recorded imputed interest in the amount of $708 on these non-interest bearing loans and recorded as additional paid-in capital.

NOTE 6 – EQUITY

On May 14, 2012, the Company issued 100,000,000 shares of common stock in exchange for all 50,000 shares held by shareholders of Full East. Neologic cancelled 77,729,000 shares of common stock held by Yongfu Zhu, our former Chief Financial Officer.

During the six months ended June 30, 2012 and 2011, the Company recognized $1,500 and $0, respectively, for donated rent and services. These amounts were charged to operations and recorded as additional paid-in capital.

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

Our financial statements are stated in US Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms we", "us", "our" and "our company" mean Neologic Animation Inc., and our wholly-owned subsidiary, Full East International Limited., a British Virgin Islands company and Full East's wholly owned subsidiary, Hangzhou Naniya technology Co. Ltd., a People's Republic of China Company and Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China Company of which Full East holds a controlling contractual interest, unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Nevada on January 26, 2006 under the name "Henix Resources, Inc.".  Our original business was as an exploration stage corporation engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

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

Effective May 14, 2012, we acquired Full East International Limited, a British Virgin Islands corporation (“Full East”) as our wholly owned subsidiary. Through its subsidiaries Full East provides a range of goods and services in the areas of information technology and interactive education.  The acquisition was carried out in accordance with a Share Exchange Agreement dated May 7, 2012 among our company, Full East, and the selling shareholders of Full East.

Full East was incorporated in the British Virgin Islands on May 4, 2011. It has the expertise in the business of providing advisory and services in developing, marketing, and distributing educational cards used as a tool to educate children through the means of online games.

Full East has one wholly owned subsidiary, Hangzhou Naniya Technology Co., Ltd., a wholly-owned foreign enterprise established on July 7, 2011, and organized under the laws of the People’s Republic of China (“PRC”). Naniya's main business is information technology consulting, technology and project planning; as well as non-cultural education and training for children and adults; computer software, technology development, technical services and technical advice.

Full East also holds a controlling contractual interest in Hangzhou Xuerun Education & Technology, Ltd.  Xuerun was incorporated in the City of Hangzhou, Province of Zhejiang, PRC on July 5, 2011.  Xuerun provides online educational games for students who are in primary school and middle school in China and is in the development and creation of a website to educate children how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education, which rely heavily on repetition and memorization, causing children to act in a generally conformist manner and to have similar thought processes. By stimulating the child’s thought processes; the child’s attention is focused on the subject at hand.

The closing of the Share Exchange Agreement transaction took place on May 14, 2012.  On the closing date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock and ownership interests of Full East from the selling shareholders. In exchange, we cancelled 77,729,000 shares of our common stock held by Yongfu Zhu, our chief financial officer, treasurer, secretary and director, and issued to the selling shareholders 100,000,000 of our common shares, constituting approximately 54.05% of our common stock outstanding after the closing and 54.05% of our voting securities.  The aforementioned shares were issued to 4 non-U.S persons in an offshore transaction relying on Regulation S of the Securities Act of 1933.

As a consequence of Full East becoming our wholly owned subsidiary, we have adopted the business of Full East as operated by its wholly owned subsidiary Naniya, and its contractually controlled subsidiary, Xuerun, both of which operate exclusively in the PRC.  We have adopted the business of Full East and its subsidiaries.

Prior to the closing of the Share Exchange Agreement our fiscal year end was April 30.  Subsequent to the closing, our fiscal year end changed to December 31.

We maintain our business offices at Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, People's Republic of China and our telephone number is (86) 1358 841 1118.

Current Business

Pursuant to our acquisition of Full East on May 14, 2012, we are now an entertainment and educational company that plans to provide interactive web-based educational content and online games to primary school students.

Our flagship product is Naniya World, an after school education website for primary school students in China. The website incorporates many aspects of the educational experience together with an interesting and fun approach to learning to help teach children and maintain their focus on their studies. The website adopts Flash games to explain subject knowledge in an exciting manner, and is designed in a way that will cover areas of human intelligence that is necessary for children to conquer in their early primary school years. The games are designed to be interactive and incorporate an entire community of users that can interact with each other in social and educational ways. Naniya

World is focused on cultivating students’ independent learning capacity as well as their self-development capacity in order to foster creative and productive thought processes.

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

Our operating results for the three and six month periods ended June 30, 2012 and 2011 and for the period from May 4, 2011 (inception) to June 30, 2012 are summarized as follows:

		Three - Month Period Ended June 30, 2012		Three - Month Period Ended June 30, 2011		Six - Month Period Ended June 30, 2012		Six - Month Period Ended June 30, 2011		Period from May 4, 2011 (Inception) to June 30, 2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Goods Sold	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$27,480		$339		$27,494		$339		$43,958
Interest expense		$1	$	Nil		$1	$	Nil		$6
Other expenses		$(1,097)	$	Nil		$(1,097)	$	Nil		$(1,097)
Net loss		$(28,576)		$(339)		$(28,590)		$(339)		$(45,049)

For the three-month periods ended June 30, 2012 and 2011, we reported revenues of $Nil, and $Nil, respectively. For the three months ended June 30, 2012, total expenses were $27,480, compared to $339 reported for the same period in 2011.

For the six-month periods ended June 30, 2012 and 2011, we reported revenues of $Nil, and $Nil, respectively. For the six months ended June 30, 2012, total expenses were $27,494, compared to $339 reported for the same period in 2011.

Total expenses reported for the three and six-month periods ended June 30, 2012 and 2011 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, bank service charges and interest. Compared with 2011, we had higher operating expenses in 2012 because: 1) We started our business in 2011 and we had very minimal activities; and, 2) We incurred higher legal and administrative costs in 2012 to in order bring the Company public.

Liquidity and Capital Resources

Working Capital

	At June 30, 2012 ($)	At December 31, 2011 ($)
Current Assets	2,268	1,976
Current Liabilities	112,902	1,763
Working Capital/(Deficit)	(110,634)	213

Cash Flows

	Six Months Ended June 30, 2012 ($)	Six Months Ended June 30, 2011 ($)	Period from Inception (May 4, 2011) to June 30, 2012 ($)
Cash Flows provided (used) in Operating Activities	(1,685)	1	(16,381)
Cash Flows used in Investing Activities	Nil	Nil	Nil
Cash Flows provided by Financing Activities	1,976	Nil	18,622
Net Increase (Decrease) in Cash During Period	292	Nil	2,268

As of June 30, 2012, our total current assets were $2,268 and our total current liabilities were $112,902, which resulted in a working capital deficit of $110,634.

From time to time, we have received advances from our officers and related parties. We also borrowed $21,000 and $42,500 from a related party and third party, respectively. As of June 30, 2012, we have $2,268  in cash available. We are currently seeking new funding opportunities.

As of June 30, 2012, we had not generated revenues and had accumulated losses totaling $45,049 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

We are currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the company is engaged in a business of merit and has sufficient personnel available, we will establish and implement the internal control procedures.'

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On the closing of the Share Exchange Agreement transaction on May 14, 2012, we issued to the Selling Shareholders 100,000,000 of our common shares, constituting approximately 54.05% of our common stock outstanding after the closing and 54.05% of our voting securities.  The aforementioned shares were issued to 4 non-U.S persons in an offshore transactions relying on Regulation S of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Concurrent with and as a condition to the Closing of the Share Exchange Agreement with Full East, Mr. Yongfu Zhu resigned as our Treasurer, Secretary, Chief Financial Officer and Principal Accounting Officer.  Mr. Zhu will remain as a director of our company. Mr. Zhu’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with aforementioned resignation and as a condition to the Closing of the Share Exchange Agreement with Full East, Dr. Hongxiao Zhang, our President, Chief Executive Officer and a director of our company, was also appointed to the positions of Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of our company.

Effective June 25, 2012, Hongxiao Zhang resigned as Chief Financial Officer and Principal Accounting Officer of our company.  Dr. Zhang remains as our President, Chief Executive Officer, Secretary, Treasurer and as a member to our board of directors.  Her resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Ms. Zhang’s resignation, we appointed Xu Yongbiao as Chief Financial Officer and Principal Accounting Officer of our company, effective June 25, 2012.

Also effective June 25, 2012, we appointed Yuwei Cheng as Chief Business Officer of our company.

Effective June 27, 2012, we appointed Gangfeng Zhang as Chief Development Officer of our company.

Effective June 28, 2012, we appointed Gencai Chen as Chief Information Officer of our company.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)
3.5	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
10.2	Xuerun Consulting Services Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.3	Xuerun Business Operating Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.4	Xuerun Equity Pledge Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.5	Xuerun Exclusive Option Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.6	Xuerun Voting Rights Proxy Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(21)	List of Subsidiaries
21.1	Full East International Limited, a British Virgin Islands company
21.2	Hangzhou Naniya Technology Co. Ltd., a People's Republic of China company, wholly owned by Full East International Limited
21.3	Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China Company of which Full East holds a controlling contractual interest
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.

Exhibit No.	Description
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: August 20, 2012	/s/ Hongxiao Zhang
Hongxiao Zhang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: August 20, 2012	/s/ Xu Yongbiao
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)