Form 10-Q
period 2012-09-30
Neologic Animation Inc
filed 2012-11-14
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52747
NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China				N/A
(Address of principal executive offices)				(Zip Code)
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
185,000,000 common shares issued and outstanding as of November 14, 2012.

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

Neologic Animation Inc. (A Development Stage Company) Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$101,945	$1,976

Total assets	$101,945	$1,976

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$37,684	$-
Due to related parties	5,830	1,763
Short-term loan - third party	66,400	-
Short-term loan - related party	21,000	-
Total current liabilities	130,914	1,763
Long-term debt	100,000	-
Total liabilities	230,914	1,763

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 400,000,000 shares authorized, 185,000,000 and 85,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,850	850
Additional paid-in capital (deficit)	(13,599)	65,796
Accumulated other comprehensive income	28	26
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(67,248)	(16,459)
Total stockholders' equity (deficit)	(128,969)	213
Total liabilities & stockholders' equity (deficit)	$101,945	$1,976

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc. (A Development Stage Company) Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From the Inception (May 4th, 2011) to September 30, 2012
Revenue	$-	$-	$-	$-	$-
Operating expenses
General and administrative	20,523	339	48,017	339	64,481
Operating loss	(20,523)	(339)	(48,017)	(339)	(64,481)

Other income (expenses):
Interest income	5	-	6	-	11
Interest expense	(1,681)	-	(2,778)	-	(2,778)
Total other expenses	(1,676)	-	(2,772)	-	(2,767)

Net loss	$(22,199)	$(339)	$(50,789)	$(339)	$(67,248)

Other Comprehensive Income (Loss)
Foreign currency translation	1	(1)	2	(1)	28
Total comprehensive loss	$(22,198)	$(340)	$(50,787)	$(340)	$(67,220)

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares outstanding, basic and diluted	185,000,000	85,000,000	136,094,891	85,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From Inception (May 4th, 2011) to September 30, 2012
Cash Flows From Operating Activities
Net loss	$(50,789)	$(339)	$(67,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Donated rent and services	3,750	-	3,750
Imputed interest	2,321	-	2,321
Changes in operating assets and liabilities:
Accounts payable	16,718	340	16,718
Due to related parties	-	-	1,763
Net cash provided by (used in) operating activities	(28,000)	1	(42,696)

Cash Flows From Financing Activities
Proceeds from notes payable	123,900	-	123,900
Advances from related parties	4,067	-	20,713
Net cash provided by financing activities	127,967	-	144,613

Effect of exchange rate changes on cash	2	(1)	28
Net increase (decrease) in cash and cash equivalents	99,969	-	101,945
Cash and cash equivalents, beginning of period	1,976	-	-
Cash and cash equivalents, end of period	$101,945	$-	$101,945

Supplemental information:
Income tax paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities:
Shares issued for reverse merger	$84,466	-	$84,466

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc. (A Development Stage Company) Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Period From May 4, 2011 (Inception) to September 30, 2012 (Unaudited)
					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital (Deficit)	Receivables	Income	Deficit	Equity (Deficit)
Balances at May 4, 2011 (inception)	-	$-	-	$ -	$ -	$ -	$ -	$ -	$ -

Subscription receivables from shareholders			50,000	50,000		(50,000)			-
Shares retained by the existing shareholders									-
of Neologic after reverse merger			85,000,000	850	(850)				-
Cancellation of shares of Full East as the result									-
of reverse merger			(50,000)	(50,000)	50,000				-
Cash contributions from shareholders					16,646				16,646
Foreign currency translation adjustment							26		26
Net loss							-	(16,459)	(16,459)

Balances at December 31, 2011	-	-	85,000,000	850	65,796	(50,000)	26	(16,459)	213

Shares issued for reverse merger			100,000,000	1,000	(85,466)				(84,466)
Donated rent and services					3,750				3,750
Imputed interest					2,321				2,321
Foreign currency translation adjustment							2		2
Net loss								(50,789)	(50,789)

Balances at September 30, 2012	-	$-	185,000,000	1,850	(13,599)	(50,000)	28	(67,248)	(128,969)

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

On May 14, 2012, the Company issued 100,000,000 shares of common stock in exchange for all 50,000 shares held by shareholders of Full East International Limited (“Full East”).  Neologic cancelled 77,729,000 shares of common stock held by Yongfu Zhu, our former Chief Financial Officer. As a result of share exchange above, the Company acquired Full East. Through its subsidiaries, Full East provides a range of goods and services in the areas of information technology and interactive education. Full East was incorporated in the British Virgin Islands on May 4, 2011. It has the expertise in the business of providing advisory and services in developing, marketing, and distributing educational cards used as a tool to educate children through the means of online games.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We accounted for the merger between Neologic and Full East as a “reverse merger,” since the former shareholders of Full East own a majority of the outstanding shares of the Company’s common stock immediately following the closing of the merger. Full East is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Full East and will be recorded at the historical cost basis of Full East, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Neologic and Full East, historical operations of Full East, and operations of Neologic from the closing date of the merger.

Upon completion of our merger with Full East, the Company changed its year-end from April 30 to December 31. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is now December 31.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company currently does not have any dilutive financial instruments outstanding.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at September 30, 2012, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $67,248 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, the Company was indebted to a current director and a current officer in the amount of $26,830, including a loan of $21,000 and an advance of $5,830, and $1,763, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

NOTE 5 – NOTES PAYABLE

The Company assumed total debt of $42,500 with an unrelated party in connection with the reverse merger. The loan is non-interest bearing, unsecured and due on demand.

On July 1, 2012, the Company obtained a loan with a principal balance of $6,400 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On August 2, 2012, the Company obtained a loan with a principal balance of $5,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On August 3, 2012, the Company obtained a loan with a principal balance of $11,500 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

On August 30, 2012, the Company obtained a loan with a principal balance of $1,000 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

As of September 30, 2012, the Company had non-interest bearing loans totaling $66,400. These loans are unsecured and due on demand. The Company recorded imputed interest in the amount of $2,321 on these non-interest bearing loans and recorded as additional paid-in capital.

On August 23, 2012, the Company obtained a loan with a principal balance of $100,000 from an unrelated party. The loan bears an annual interest of 10% and matures on December 31, 2013.

NOTE 6 – EQUITY

On May 14, 2012, the Company issued 100,000,000 shares of common stock in exchange for all 50,000 shares held by shareholders of Full East. Neologic cancelled 77,729,000 shares of common stock held by Yongfu Zhu, our former Chief Financial Officer.

During the nine months ended September 30, 2012 and 2011, the Company recognized $3,750 and $0, respectively, for donated rent and services. These amounts were charged to operations and recorded as additional paid-in capital.

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

On December 16, 2010, we changed our name to "China Forest Energy Corp." by way of a merger with our wholly-owned subsidiary China Forest Energy Corp. which was formed for the sole purpose of the change of name. In addition to our change of name, we effected a 9 for 1 forward split of our authorized and issued and outstanding common shares. Our preferred shares were not affected by the stock split.

On November 18, 2011, we received consent resolutions from our directors and officers, and the holder of 54.3% of our issued and outstanding securities, to change our name to "Narnia Corp.", to reduce the authorized capital to 400,000,000 shares of common stock with a par value $0.00001 and to effect a 9 for 1 forward stock split of our issued and outstanding shares of common stock.  Upon effect of the forward stock split, our issued and outstanding shares of common stock increased to 162,729,000 shares of common stock with a par value of $0.00001.  The change of name and decrease to our authorized capital became effective with the Nevada Secretary of State on January 18, 2012.  The stock split became effective with Financial Industry Regulatory Authority on January 25, 2012.

On May 7, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Narnia Corp." to "Neologic Animation Inc.", to be effected by way of a merger with our wholly-owned subsidiary Neologic Inc., which was created solely for the name change.  The name change became effective on May 11, 2012 upon approval from the Financial Industry Regulatory Authority.

Effective May 14, 2012, we acquired Full East International Limited, a British Virgin Islands corporation as our wholly owned subsidiary. Through its subsidiaries Full East provides a range of goods and services in the areas of information technology and interactive education.  The acquisition was carried out in accordance with a share exchange agreement dated May 7, 2012 among our company, Full East, and the selling shareholders of Full East.

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

The closing of the share exchange agreement transaction took place on May 14, 2012.  On the closing date, pursuant to the terms of the share exchange agreement, we acquired all of the outstanding capital stock and ownership interests of Full East from the selling shareholders. In exchange, we cancelled 77,729,000 shares of our common stock held by Yongfu Zhu, a director of our company, and issued to the selling shareholders 100,000,000 of our common shares, constituting approximately 54.05% of our common stock outstanding after the closing and 54.05% of our voting securities.  The aforementioned shares were issued to 4 non-U.S persons in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

Marketing of the website will initially occur in the Yangtze River Delta, incorporating the Zhejiang, Jiangsu  Hangzough, and Shanghai Regions. Afterwards, after stable revenue is generated and word of mouth gets out, our company will focus on developing its efforts in the Pearl River Delta in South China. Later on, marketing will occur in other areas of the east coast of China, including Beijing, Tianjin and other port cities.  Marketing will be focused towards parents rather than children.  We will form partnerships with after school training centers in the aforementioned areas and will form agreements with them so they can use the website during their lessons.

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

Our operating results for the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 4, 2011 (inception) to September 30, 2012 are summarized as follows:

		Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Period from May 4, 2011 (Inception) to September 30, 2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		$20,523		$339		$48,017		$339		$64,481
Interest income		$(5)	$	Nil		$(6)	$	Nil		$(11)
Interest expense		$1,681	$	Nil		$2,778	$	Nil		$2,778
Net loss		$(22,199)		$(339)		$(50,789)		$(339)		$(67,248)

For the three month periods ended September 30, 2012 and 2011, we reported revenues of $Nil, and $Nil, respectively. For the three months ended September 30, 2012, total expenses were $22,199, compared to $339 reported for the same period in 2011.

For the nine month periods ended September 30, 2012 and 2011, we reported revenues of $Nil, and $Nil, respectively. For the nine months ended September 30, 2012, total expenses were $50,789, compared to $339 reported for the same period in 2011.

Total expenses reported for the three and nine month periods ended September 30, 2012 and 2011 primarily represent expenses incurred for general administration and interest. Compared with 2011, we had higher operating expenses in 2012 because: 1) We started our business in 2011 and we had very minimal activities; and, 2) We incurred higher legal and administrative costs in 2012 to in order bring our company public.

Liquidity and Capital Resources

Working Capital

	At September 30, 2012 ($)	At December 31, 2011 ($)
Current Assets	101,945	1,976
Current Liabilities	130,914	1,763
Working Capital/(Deficit)	(28,969)	213

Cash Flows

	Nine Months Ended September 30, 2012 ($)	Nine Months Ended September 30, 2011 ($)	Period from Inception (May 4, 2011) to September 30, 2012 ($)
Cash Flows provided (used) in Operating Activities	(28,000)	1	(42,696)
Cash Flows used in Investing Activities	Nil	Nil	Nil
Cash Flows provided by Financing Activities	127,967	Nil	144,613
Effect of exchange rate changes on cash	2	(1)	28
Net Increase (Decrease) in Cash During Period	99,969	Nil	101,945

As of September 30, 2012, our total current assets were $101,945 and our total current liabilities were $130,914, which resulted in a working capital deficit of $28,969.

From time to time, we have received advances from our officers and related parties. We also received an advance of $4,067 from a related party and received $123,900 proceeds from notes payable. As of September 30, 2012, we have $101,945 in cash available. We are currently seeking new funding opportunities.

As of September 30, 2012, we had not generated revenues and had accumulated losses totaling $67,248 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Critical Accounting Policies

Basis of Presentation

We accounted for the merger between Neologic and Full East as a “reverse merger,” since the former shareholders of Full East own a majority of the outstanding shares of our company’s common stock immediately following the closing of the merger. Full East is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Full East and will be recorded at the historical cost basis of Full East, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Neologic and Full East, historical operations of Full East, and operations of Neologic from the closing date of the merger.

Upon completion of our merger with Full East, our company changed its year-end from April 30 to December 31. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Our company’s fiscal year-end is now December 31.

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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: November 14, 2012	/s/ HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: November 14, 2012	/s/ XU YONGBIAO
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)