Form 10-K
period 2012-12-31
Neologic Animation Inc
filed 2013-04-16
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52747
NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, P.R. China	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	011 86 1358 841 1118
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A
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

Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $13,390,796 based on a $0.1525 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 162,729,000 common shares as of April 9, 2013 .

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

On November 18, 2011, we received consent resolutions from our directors and officers, and the holder of 54.3% of our issued and outstanding securities, to change our name to "Narnia Corp.", to reduce the authorized capital to 400,000,000 shares of common stock with a par value $0.00001 and to effect a 9:1 forward stock split of our company’s issued and outstanding shares of common stock.  Upon effect of the forward stock split, our issued and outstanding shares of common stock increased to 162,729,000 shares of common stock with a par value of $0.00001.  The change of name and decrease to our authorized capital became effective with the Nevada Secretary of State on January 18, 2012.  The stock split became effective with Financial Industry Regulatory Authority on January 25, 2012.

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

The name change became effective on May 11, 2012 upon approval from the Financial Industry Regulatory Authority. Our CUSIP number is 64049V 100

Effective May 14, 2012, we acquired Full East International Limited, a British Virgin Islands corporation. Through its subsidiaries Full East provides a range of goods and services in the areas of information technology and interactive education.  The acquisition was carried out in accordance with a share exchange agreement dated May 7, 2012 among our company, Full East, and the selling shareholders of Full East.

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

Full East also holds a controlling contractual interest in Hangzhou Xuerun Education & Technology, Ltd. Xuerun was incorporated in the City of Hangzhou, Province of Zhejiang, PRC on July 5, 2011.  Xuerun's main business is engaged in the creating of online educational games for students who are in primary school and middle school in China and is in the development and creation of a website to educate children how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education, which rely heavily on repetition and memorization, causing children to act in a generally conformist manner and to have similar thought processes. By stimulating the child’s thought processes; the child’s attention is focused on the subject at hand.

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

We will begin our marketing campaign in the Yangtze River Delta, which includes the markets of Zhejiang and Jiangsu Provinces, as well as the mega-city of Shanghai. The initial focus will be in large urban areas as opposed to lesser-populated areas with limited access to after-school programs and high-speed Internet. Since the product of our company is dependent on the Internet and computer access, this region of China makes the most sense to begin such a marketing campaign. In this Yangtze region, county-level agencies will be set up.

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

Initially market in Yangtze River Delta (End 2013)

  Includes Shanghai, Zhejiang and Jiangsu Provinces
  Focus on large urban areas with high-speed internet
  County-level agencies will be established

Expand toward south Guangdong Province (Beginning at the End of Q2 of 2013)

  Pearl River Delta Region – Shenzhen, Dongguan, Guangzhou, Zhuhai, Zhongshan, Huizhou
  Potential market is even greater than Yangtze Delta

If project is successful initially, can go national (2014 – 2016)

  Northeast: Beijing, Tianjin, Harbin, Dalian
  Central and West: Hubei, Xi’an, Hunan, Sichuan, etc.

Image and Brand Promotion

  Zhejiang Children’s Channel Advertising and holding live media events
  Chinese Variety Shows – attracting parents and children

Membership Promotion

  Large scale activity promotions where parents and children can participate
  We intend to offer memberships and discounts as prizes

Vacation Marketing

  Summer and winter camp education marketing
  Offer a “taste” of what website can offer

Word of Mouth Viral Marketing

Our objective in marketing our Internet software to the masses depends in large part on our sales abilities in youth activity centers. A very large number of primary school students attend after-school instruction institutions in some way, whether it be athletic activity related centers, tutoring centers, supplementary school lessons, or some other program-specific institution.

We have devised a plan as to how to team up with these agencies in order to gain access to their clientele as well as offer them the benefit of using our company’s software in order to enhance their educational programs and bring in more customers. Effectively, the plan offers a win-win situation for our company and our agents and will increase revenue significantly for its partners. Once students begin showing interest in the website itself, it will not take long for parents and after-school instructors to see the results in not only the child’s overall performance, but perhaps more importantly the child’s willingness and desire to continue learning. This is the part that will amaze parents the most.

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

The relationships that our company creates with training institutions will be key to the development of our company. Many of the training institutions have large numbers of students. Training centers have to initially get the approval of parents in order to actively train their children with the website’s content. Initially, we will choose to partner with large and medium-sized institutions as a foundation to spread the word of the material. Once it has become known that the website is extremely effective in a child’s development, other training centers will naturally want to be a part of the process, and creating relationships with those centers will be significantly easier and will use fewer resources. Ultimately, the goal of setting up relationships with training centers is to franchise the software out to their center. They will become direct franchisees in the respect that they will be completely responsible for the child’s after-school education, including developing their own on-line and off-line supporting roles.

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

We also believe that we will have a distinct marketing advantage that with regards to site development. Our company will use local training centers in various regions throughout China to carry out promotional events and activities. Sales promotions are targeted towards parents of primary school students rather than the students themselves. This is due to the fact that children in this age group generally do not have any right to make such purchases. After-school training centers are therefore a very effective method to execute promotions, especially when parents are around with their children. Other after-school websites, such as Joyful School Net use schools themselves as a promotion for their site. This is generally ineffective because parents are usually not at the schools. We expect that by 2015, there will be 100 training companies that will be affiliated with the website and will provide promotion.

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

Research and Development

We did not incur any research and development expenses during our last two fiscal years.  If we are able to raise sufficient financing, which is uncertain, we anticipate that we will spend $150,000 on research and development of our website and various applications associated with our business during the next 12 months.

Purchase of Significant Equipment

Outside of purchasing computers and some server equipment, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2013.

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

Intellectual Property

Our intellectual property is under development.  We have not registered for the protection of any intellectual property related to our business, other than a copyright to the contents of our website: www.neologicanimation.com.

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

Item 1A.    Risk Factors

RISKS RELATED TO OUR BUSINESS

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

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

Item 2.       Properties

Executive Offices

Our office space is currently donated for our use.  The office totals approximately 400 square feet in area.  Our office is located at Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejiang, P.R. China, and our telephone number is (86) 1358 841 1118.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed for quotation on the Over the Counter Bulletin Board on March 13, 2007 under the symbol "HENX". On December 28, 2010, our symbol was changed to "CFEC" in connection with our merger and change of name to China Forest Energy Corp. and was changed to our current symbol “NANI” in connection with our merger and name change to Neologic Animation Inc. on May 10, 2012.  The first trade of our securities occurred on January 7, 2011.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common stock based on inter dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2012	$0.045	$0.003
September 30, 2012	$0.169	$0.012
June 30, 2012	$0.191	$0.042
March 31, 2012	$0.20	$0.042
December 31, 2011	$1.30	$1.15
September 30, 2011	$0.95	$0.95
June 30, 2011	$1.17	$0.00
March 31, 2011	$1.165	$1.00

As of April 9, 2013, there were approximately 3 holders of record of our common stock. As of such date, 162,279,000 common shares were issued and outstanding .

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed in our registration statement on Form S-1, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

Item 6.       Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended December 31, 2012 and the year ended December 31, 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

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

Results of Operations for the Year Ended December 31, 2012 and the period from May 4, 2011 (inception) to December 31, 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 and the period from May 4, 2011 (inception) to December 31, 2011.

Our operating results for the year ended December 31, 2012 and the period from May 4, 2011 (inception) to December 31, 2011 are summarized as follows:

		Year ended December 31, 2012		Period from May 4, 2011 (inception) to December 31, 2011

Revenue	$	Nil	$	Nil
Operating Expenses		$53,098		$16,464
Other (Income) Expenses		$7,771		$(5)
Net Loss		$(60,869)		$(16,459)

Revenues and Cost of Goods Sold

We have not earned any revenues since inception. We do not expect to earn revenue for the upcoming 6 months.

Operating Expenses

Our operating expenses for the years ended December 31, 2012 and the period from May 4, 2011 (inception) to December 31, 2011  are outlined in the table below:

	Year ended December 31, 2012	Period from May 4, 2011 (inception) to December 31, 2011
General and administrative	$53,098	$16,464

The increase in operating expenses for the year ended December 31, 2012, compared to the same period in fiscal 2011, was mainly due to an increase in professional fees and filing fees.

Liquidity and Financial Condition

As of December 31, 2012, our total current assets were $94,906 and our total current liabilities were $230,002 resulting in a working capital deficit of $135,096. We had a net loss of $60,869 for the year ended December 31, 2012, and $77,328 for the period from May 4, 2011 (date of inception) to December 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through private placement of equity and loan transactions.

Cash Flows
		Year ended December 31, 2012		Period from May 4, 2011 (inception) to December 31, 2011

Net Cash Used in Operating Activities		$(30,433)		$(16,459)
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided from Financing Activities		$123,322		$18,409
Increase in Cash		$92,930		$1,976

We had cash in the amount of $94,906 as of December 31, 2012 as compared to $1,976 as of December 31, 2011. We had a working capital deficit of $135,096 as of December 31, 2012 compared to working capital of $213 as of December 31, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing and the attainment of profitable operations.  As of December 31, 2012, our company has incurred losses totaling $77,328 since its inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock and convertible debt. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our company currently does not have any dilutive financial instrument outstanding.

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

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Neologic Animation Inc.

(A Development Stage Company)

Zhejiang, P.R.China

We have audited the accompanying consolidated balance sheets of Neologic Animation Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2012, the period from May 4, 2011 (inception) to December 31, 2011, and for the period from May 4, 2011 (inception) to December 31, 2012. Neologic Animation Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neologic Animation Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Neologic Animation Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Neologic Animation Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 16, 2013

Neologic Animation Inc. (A Development Stage Company) Consolidated Balance Sheets
	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$94,906	$1,976
Total current assets	94,906	1,976

TOTAL ASSETS	$94,906	$1,976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$41,417	$-
Related-party payables	685	1,763
Short-term notes payable - third parties	166,900	-
Short-term loan - related party	21,000	-
Total current liabilities	230,002	1,763
TOTAL LIABILITIES	230,002	1,763

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 400,000,000 shares authorized; 185,000,000 and 100,000,000 shares issued and outstanding	1,850	1,000
Additional paid in capital (deficit)	(9,685)	65,646
Accumulated other comprehensive income	67	26
Subscription receivable	(50,000)	(50,000)
Deficit accumulated during the development stage	(77,328)	(16,459)
Total stockholders' equity (deficit)	(135,096)	213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,906	$1,976

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc. (A Development Stage Company) Consolidated Statements of Operations and Comprehensive Loss
	For the Year Ended December 31, 2012	For the Period from May 4, 2011 (Inception) to December 31, 2011	For the Period from May 4, 2011 (Inception) to December 31, 2012

Revenues	$-	$-	$-

Operating expenses:
General and administrative	53,098	16,464	69,562
Total operating expenses	53,098	16,464	69,562

Other (income) expenses:
Interest income	(24)	(5)	(29)
Interest expense	7,795	-	7,795
Total other (income) expenses	7,771	(5)	7,766

Net loss	$(60,869)	$(16,459)	$(77,328)

Other comprehensive income:
Foreign currency translation	41	26	67
Total comprehensive loss	$(60,828)	$(16,433)	$(77,261)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	153,879,781	100,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc. (A Development Stage Company) Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Period From May 4, 2011 (Inception) to December 31, 2012
	Common Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital (Deficit)	Receivables	Income	Stage	Equity (Deficit)

Balances, May 4, 2011 (inception)	-	$-	$-	$-	$-	$-	$-

Subscription receivables from shareholders	100,000,000	1,000	49,000	(50,000)	-	-	-
Cash contributions from shareholders	-	-	16,646	-	-	-	16,646
Foreign currency translation adjustment	-	-	-		26	-	26
Net loss	-	-	-	-	-	(16,459)	(16,459)

Balances, December 31, 2011	100,000,000	1,000	65,646	(50,000)	26	(16,459)	213

Shares issued for reverse merger	85,000,000	850	(85,316)	-	-	-	(84,466)
Donated rent and services	-	-	6,000	-	-	-	6,000
Imputed interest	-	-	3,985	-	-	-	3,985
Foreign currency translation adjustment	-	-	-	-	41	-	41
Net loss	-	-	-	-	-	(60,869)	(60,869)

Balances, December 31, 2012	185,000,000	$1,850	$(9,685)	$(50,000)	$67	$(77,328)	$(135,096)

The accompanying notes are an integral part of these consolidated financial statements.

Neologic Animation Inc. (A Development Stage Company) Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2012	For the Period from May 4, 2011 (Inception) to December 31, 2011		For the Period from May 4, 2011 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,869)	$(16,459)		$(77,328)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	6,000	-		6,000
Imputed interest	3,985	-		3,985
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,451	-		20,451
Net cash used in operating activities	(30,433)	(16,459)		(46,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	124,400	-		124,400
Cash contributions from shareholders	-	16,646		16,646
Advances from (repayment to) related parties	(1,078)	1,763		685
Net cash provided by financing activities	123,322	18,409		141,731

Effect of exchange rate changes on cash	41	26		67

Net increase in cash	92,930	1,976		94,906
Cash at beginning of period	1,976	-		-

Cash at end of period	$94,906	$1,976		$94,906

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-		$-
Interest	-	-		-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for subscription receivable	$-	$50,000	$
Shares issued under reverse merger for assumption of accounts payable	20,966	-
Shares issued under reverse merger for assumption of notes payable	42,500	-
Shares issued under reverse merger for assumption of notes payable – related party	21,000	-

Neologic Animation Inc.

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

On May 14, 2012, Neologic cancelled 77,729,000 shares of common stock held by Yongfu Zhu, our former Chief Financial Officer. The Company issued 85,000,000 shares of common stock in exchange for all 50,000 shares held by shareholders of Full East International Limited (“Full East”).  As a result of share exchange above, the Company acquired Full East. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger except otherwise noted.

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

                                                              Neologic Animation Inc

As a result of the share exchange and our relationship with the Chinese Educational Company, we engage in the business of providing advisory and services in developing, marketing, and distributing educational cards used as a tool to educate children through the means of online games in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We accounted for the merger between Neologic and Full East as a “reverse merger,” since the former shareholders of Full East own a majority of the outstanding shares of the Company’s common stock immediately following the closing of the merger. Full East is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange are those of Full East and are recorded at the historical cost basis of Full East, and the consolidated financial statements after completion of the merger include the assets and liabilities of Neologic and Full East, historical operations of Full East, and operations of Neologic from the closing date of the merger.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Earnings (Loss) Per Share (“EPS”)

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

Subsequent Events

The Company evaluated subsequent events through the date of these financial statements were issued for disclosure consideration.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at December 31, 2012, the Company has a working capital deficit, generated no revenues since its inception, and has an accumulated deficit totaling $77,328 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2012 and 2011, the Company was indebted to a current director in the amount of $21,000 and $1,763, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2012 and the period from May 4, 2011 (inception) to December 31, 2011, the Company recognized $6,000 and $0, respectively, for donated rent and services. These amounts were charged to operations and recorded as additional paid-in capital.

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

On November 21, 2012, the Company obtained a loan with a principal balance of $500 from an unrelated party. The loan is non-interest bearing, unsecured and due on demand.

As of December 31, 2012, the Company had the above non-interest bearing loans totaling $66,900. These loans are unsecured and due on demand. The Company recorded imputed interest in the amount of $3,985 on these non-interest bearing loans and recorded as additional paid-in capital.

On August 23, 2012, the Company obtained a loan with a principal balance of $100,000 from a third party. The loan bears an annual interest of 10% and matures on December 31, 2013.

NOTE 6 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is $77,328 at December 31, 2012, and will begin to expire in the year 2031.

At December 31, 2012, deferred tax assets consisted of the following:

	2012	2011
Deferred tax asset (net operating loss carry-forward)	$26,292	$5,596
Less: valuation allowance	(26,292)	(5,596)
Deferred tax asset, net	$-	$-

NOTE 7 – EQUITY TRANSACTIONS

On May 4, 2011, the Company issued 100,000,000 shares of common stock to the Company’s founders at a value of $50,000 and the Company has not received the cash as of December 31, 2012.

In  2011, the Company received cash contributions of $16,646 from its officers as contributed capital to pay the start-up costs and other operating expenses.

On May 14, 2012, 85,000,000 shares of the Company’s common stock were issued as the result of reverse merger described in Note 1.

During the year ended December 31, 2012 and the period from May 4, 2011 (inception) to December 31, 2011, the Company recognized $6,000 and $0, respectively, for donated rent and services. These amounts were charged to operating expenses and recorded as additional paid-in capital.

During the year ended December 31, 2012, the Company recorded imputed interest in the amount of $3,985 on non-interest bearing related party loans and recorded as additional paid-in capital

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As of December 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3.     We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2012, the majority of the preparation of financial statements was carried out by one person. In addition, our company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

a)    Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within our company. In addition, approval of significant transactions was not documented as approved by our company’s board of directors.

b)    Lack of control over preparation of financial statements and proper application of accounting policies. Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

GBH, CPAs, PC, acts as our independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Hongxiao Zhang	President, Chief Executive Officer, Secretary, Treasurer and Director	35	November 3, 2011
Yongfu Zhu	Director	42	September 5, 2008
Xu Yongbiao	Chief Financial Officer	45	June 25, 2012
Yuwei Cheng	Chief Business Officer	43	June 25, 2012
Gangfeng Zhang	Chief Development Officer	32	June 27, 2012
Gencai Chen	Chief Information Officer	56	June 28, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hongxiao Zhang - President, Chief Executive Officer, Secretary and Director

On November 3, 2011, Dr. Hongxiao Zhang was appointed as our president, chief executive officer, secretary and as a director on November 3, 2012.  Concurrently with and as a condition to the closing of the share exchange agreement on May 14, 2012 with Full East, Dr. Hongxiao Zhang, was also appointed to the positions of chief financial officer, secretary and treasurer of our company.  Effective June 25, 2012, Hongxiao Zhang resigned as chief financial officer of our company.  Dr. Zhang remains as our president, chief executive officer, secretary, treasurer and as a member of our board of directors.

Dr. Zhang is a Doctor of Educational Philosophy and an Associate Professor. She earned her Ph.D. at the China Academy of Science. Dr. Zhang’s area of focus has been the educational psychology of seven to 14 year old students. She has published a vast amount of papers and articles regarding primary and middle school education and stimulation of the child’s thoughts and focus. She co-wrote and published the book “6S Learning Methods”. Over 100,000 copies were sold, mainly at State Xinhua Bookstores throughout China. She is one of the cofounders of Hangzhou Naniya Technology Co., Ltd.  Her other publications include:

  October 2005: Trinitarianism of Primary School Student Learning Environment (Journal of Cognitive Neuroscience)
  July 2007: Memory Methods of Developing Student from Poly-Intelligence (Psychological Bulletin)
  September 2006: Attention Training of Children Sensory Integration (Journal of Experimental Psychology)

Yongfu Zhu - Director

On September 5, 2008, Mr. Yongfu Zhu was appointed chief executive officer, chief financial officer, president, treasurer, secretary and as a director of our company and resigned from his position as chief executive officer on January 6, 2011.  Concurrent with and as a condition to the closing of the share exchange agreement on May 14, 2012 with Full East, Mr. Yongfu Zhu resigned as our chief financial officer, president, treasurer and secretary.  Mr. Zhu remains as a member of our board of directors.

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

Xu Yongbiao - Chief Financial Officer

On June 25, 2012, Mr. Yongbiao was appointed as chief financial officer.  Mr. Yongbiao graduated from the Zhijiang Electronics Engineering College of Hangzhou in 1990 with a degree in Financial Management.  After graduating, from August 1990 to March 1999, he joined Hangzhou Iron and Steel Group as an accountant and was responsible managing the company’s financial transactions and reconciling accounts.

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

Yuwei Cheng - Chief Business Officer

On June 25, 2012, Mr. Cheng was appointed as chief business officer. From September 2003 to May 2010, Mr. Cheng was a software product sales representative at Dongfang Software Development, a software development Company in Shanghai, China.  His primary responsibility as a sales representative was to generate interest and awareness of the software product to prospective customers.  Mr. Cheng joined our company in May 2010 and has been responsible for our marketing strategy and has been a key organizer for the online sales team.

Mr. Cheng earned a Master’s Degree from the People’s University in Finance and Economics in Beijing, China, in 1998.

We appointed Mr. Cheng as our company’s chief business officer because his extensive background in sales and marketing.

Gangfeng Zhang - Chief Development Officer

On June 27, 2012, Mr. Zhang was appointed as chief development officer. In 2003, Mr. Zhang earned a Bachelor’s Degree in Computer Science from the Zhejiang Industrial University of Hangzhou and in 2010 he earned a Master’s Degree in Computer Software Engineering from the Zhejiang University of Hangzhou.  Since 2003, subsequent to graduating from the Zhejiang Industrial University of Hangzhou, he joined Insigma Technology Company Ltd., an IT servicing and outsourcing firm in Hangzhou, China, as a technical engineer and currently acts as the company’s technical director.  His duties and responsibilities as a technical director are promoting and coordinating technical knowledge and serves as a technical expert representative within the company and for their clients.

We appointed Gangfeng Zhang as our company’s chief development officer because of his experience in project management, computer science and computer software engineering.

Gencai Chen - Chief Information Officer

On June 28, 2012, Mr. Chen was appointed as chief information officer. In 1981, Mr. Chen earned a Doctorate Degree in Computer Science from the Zhejiang University of Hangzhou.  Since 1981, Mr. Chen has been a professor in the School of Computer Science at the Zhejiang University of Hangzhou.  As a professor, Mr. Chen teaches students of the University the scientific and mathematical approach to computation.

We appointed Gencai Chen as our company’s chief information officer because of his extensive knowledge in computer science.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Hongxiao Zhang(1) President, Chief Executive Officer and Secretary	2012 2011	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Xu Yongbiao(2) Chief Financial Officer	2012 2011	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Zhengyu Wang(3) former President, Chief Financial Officer and Chairman	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Yongfu Zhu(4) former President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)      Dr. Zhang was appointed as our president, chief executive officer, secretary and as a director on November 3, 2011.

(2)      Mr. Yongbiao was appointed as our chief financial officer on June 25, 2012.

(3)     Mr. Wang was appointed president, chief executive officer and as a director on January 6, 2011 and resigned on November 3, 2011.

(4)     Mr. Zhu was appointed president, chief executive officer, chief financial officer, secretary and as a director on September 5, 2008 and resigned from his position and chief executive officer on January 6, 2011.

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

Stock Options/SAR Grants

During our fiscal year ended December 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2012.

Option Exercises

During our fiscal year ended December 31, 2012, there were no options exercised by our named officers.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 9, 2013 , certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dr. Hongxiao Zhang Boyage, Jindihuayuan, Xihu District, Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Yongfu Zhu Cuizhuhuayuan, Jinyun County, Zhejiang Province, P.R. China	81,000,000 Common	49.776%
Xu Yongbiao Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Yuwei Cheng Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Gangfeng Zhang Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Gencai Chen Jindi Garden, Boyage Xihu District Hangzhou, Zhejiang Province, P.R. China	Nil	0%
Directors and Executive Officers as a Group	81,000,000 Common	49.776%

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2013.  As of April 9, 2013, there were 162,729,000 shares of our company’s common stock issued and outstanding.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for the fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012 $	December 31, 2011 $
Audit Fees	17,900	14,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	17,900	14,500

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

(b)      Exhibits

Exhibit Number	Exhibit Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2 filed on August 17, 2006)
3.2	By laws (incorporated by reference to our registration statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change(incorporated by reference to our current report on Form 8-K filed on December 23, 2010)
3.5	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
10.2	Xuerun Consulting Services Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.3	Xuerun Business Operating Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.4	Xuerun Equity Pledge Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.5	Xuerun Exclusive Option Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.6	Xuerun Voting Rights Proxy Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on July 30, 2007)
(21)	List of Subsidiaries
21.1	Full East International Limited, a British Virgin Islands company
21.2	Hangzhou Naniya Technology Co. Ltd., a People's Republic of China company, wholly owned by Full East International Limited
21.3	Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China Company of which Full East holds a controlling contractual interest
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(31)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended December 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: April 16, 2013	/s/ HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Dated: April 16, 2013	/s/ XU YONGBIAO
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	/s/ HONGXIAO ZHANG
Hongxiao Zhang
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Dated: April 16 , 2013	/s/ XU YONGBIAO
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 16, 2013	/s/ YONGFU ZHU
Yongfu Zhu
Director

                                                                                                                                                                                                                                          35