Form 10-Q
period 2013-03-31
Neologic Animation Inc
filed 2013-05-20
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52747
NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China				N/A
(Address of principal executive offices)				(Zip Code)
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

				[ ]	YES	[X]	NO

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
162,729,000 common shares issued and outstanding as of May 20, 2013.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$94,853	$94,906
Total assets	$94,853	$94,906

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$47,813	$41,417
Due to related parties	685	685
Short-term loan - third party	166,900	166,900
Short-term loan - related party	21,000	21,000
Total current liabilities	236,398	230,002
Total liabilities	236,398	230,002

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 400,000,000 shares authorized,
185,000,000 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	1,850	1,850
Additional paid-in deficit	(5,763)	(9,685)
Accumulated other comprehensive income	67	67
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(87,699)	(77,328)
Total stockholders' deficit	(141,545)	(135,096)
Total liabilities & stockholders' deficit	$94,853	$94,906

The accompanying notes are an integral part to these unaudited financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period from the May 4, 2011 (inception) to March 31, 2013
Revenue	$-	$-	$-
Operating expenses
General and administrative	6,237	14	75,799
Operating loss	(6,237)	(14)	(75,799)

Other income (expenses):
Interest income	38	-	67
Interest expense	(4,172)	-	(11,967)
Total other expenses	(4,134)	-	(11,900)

Net loss	$(10,371)	$(14)	$(87,699)

Other Comprehensive Income
Foreign currency translation	-	1	67
Total comprehensive loss	$(10,371)	$(13)	$(87,632)

Earnings per common share - basic and diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	185,000,000	85,000,000

The accompanying notes are an integral part to these unaudited financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For period from May 4, 2011 (inception) to March 31, 2013
Cash Flows From Operating Activities
Net loss	$(10,371)	$(14)	$(87,699)
Adjustments to reconcile net loss to net cash used in operating activities
Donated rent and services	2,250	-	8,250
Imputed interest	1,672	-	5,657
Changes in operating assets and liabilities:
Accounts payable	6,396	-	26,847
Net cash used in operating activities	(53)	(14)	(46,945)

Cash Flows From Financing Activities
Advances from (repayment to) related party	-	8	685
Proceeds from notes payable	-	-	124,400
Cash contributions from shareholders	-	-	16,646
Net cash provided by financing activities	-	8	141,731

Effect of exchange rate changes on cash	-	1	67

Net increase (decrease) in cash and cash equivalents	(53)	(5)	94,853
Cash and cash equivalents, beginning of period	94,906	1,976	-
Cash and cash equivalents, end of period	$94,853	$1,971	$94,853

Supplemental information:
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash investing and financing activities:
Shares issued under reverse merger for assumption of accounts payable	$-	-	$20,966
Shares issued under reverse merger for assumption of notes payable	-	-	42,500
Shares issued under reverse merger for assumption of notes payable – related party	-	-	21,000

The accompanying notes are an integral part to these unaudited financial statements.

Neologic Animation Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Neologic Animation Inc. (“Neologic” or the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is a Development Stage Company. The Company’s principal business is an educational software company in the People’s Republic of China.  The Company is focused in educational software development and marketing company; currently developing a website to be marketed as “Naniya World” for primary school students in China.  The website’s goal is to educate children on how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education.  The Company’s mission is to inspire every child in China to become the best student they can possibly be by showing them that learning is fun. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

Earnings (Loss) Per Common Share

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at March 31, 2013, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $87,699 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, the Company was indebted to a current director and a current officer in the amount of $21,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the quarter ended March 31, 2013, the Company recognized $2,250 for donated rent and services. This amount was charged to operations and recorded as additional paid-in capital.

NOTE 5 – NOTES PAYABLE

As of March 31, 2013, the Company had non-interest bearing loans totaling $166,900. These loans are unsecured and due on demand. The Company recorded imputed interest in the amount of $1,672 on these non-interest bearing loans and recorded as additional paid-in capital.

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

On November 18, 2011, we received consent resolutions from our directors and officers, and the holder of 54.3% of our issued and outstanding securities, to change our name to "Narnia Corp.", to reduce the authorized capital to 400,000,000 shares of common stock with a par value $0.00001 and to effect a 9:1 forward stock split of our issued and outstanding shares of common stock.  Upon effect of the forward stock split, our issued and outstanding shares of common stock increased to 162,729,000 shares of common stock with a par value of $0.00001.  The change of name and decrease to our authorized capital became effective with the Nevada Secretary of State on January 18, 2012.  The stock split became effective with Financial Industry Regulatory Authority on January 25, 2012.

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

Full East also holds a controlling contractual interest in Hangzhou Xuerun Education & Technology, Ltd.  Xuerun was incorporated in the City of Hangzhou, Province of Zhejiang, PRC on July 5, 2011.  Xuerun's main business is the creation of online educational games for students who are in primary school and middle school in China.  Xuerun is in the development and creation of a website to educate children as to how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education, which rely heavily on repetition and memorization, causing children to act in a generally conformist manner and to have similar thought processes. By stimulating the child’s thought processes; the child’s attention is focused on the subject at hand.

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

The core of Naniya World’s products and services is its website which has several modules that incorporates after-school education and interactive games, allowing the student to become part of the story and keeping the child on the subject matter. The modules not only focus on creating an atmosphere of quality education, but also focus on developing good study habits among other useful habits.

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

Our operating results for the three month periods ended March 31, 2013 and 2012 and for the period from May 4, 2011 (inception) to March 31, 2013 are summarized as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from May 4, 2011 (Inception) to March 31, 2013
Revenue	$-	$-	$-

Operating expenses	$6,237	$14	$75,799
Interest income	$38	$-	$67
Interest expense	$4,172	$-	$11,967
Net loss	$10,371	$14	$87,699

For the three months ended March 31, 2013, total expenses were $10,371, compared to $14 reported for the same period in 2012.

Liquidity and Capital Resources

Working Capital

	At March 31, 2013 ($)	At December 31, 2012 ($)
Current Assets	94,853	94,906
Current Liabilities	236,398	230,002
Working Capital Deficit	(141,545)	(135,096)

Cash Flows

	Three Months Ended March 31, 2013 ($)	Three Months Ended March 31, 2012 ($)	Period from Inception (May 4, 2011) to March 31, 2013 ($)
Cash Flows used in Operating Activities	53	14	46,945
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	-	8	141,731
Effect of exchange rate changes on cash	-	1	67
Net Increase (Decrease) in Cash During Period	(53)	(5)	94,853

As of March 31, 2013, our total current assets were $94,853 and our total current liabilities were $236,398, which resulted in a working capital deficit of $141,545.

As of March 31, 2013, we had not generated revenues and had accumulated losses totaling $87,699 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: May 20, 2013	/s/ Hongxiao Zhang
Hongxiao Zhang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: May 20, 2013	/s/ Xu Yongbiao
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)