Form 10-Q
period 2013-06-30
Neologic Animation Inc
filed 2013-08-14
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52747
NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China				N/A
(Address of principal executive offices)				(Zip Code)
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
162,729,000 common shares issued and outstanding as of August 14, 2013.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of Neologic Animation Inc., included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$94,826	$94,906

Total assets	94,826	94,906

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$50,067	$41,417
Due to related parties	685	685
Short-term loan - third party	181,998	166,900
Short-term loan - related party	21,000	21,000
Total liabilities	253,750	230,002

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 400,000,000 shares authorized, 185,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,850	1,850
Paid-in deficit	(1,840)	(9,685)
Accumulated other comprehensive income	67	67
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(109,001)	(77,328)
Total stockholders' deficit	(158,924)	(135,096)
Total liabilities & stockholders' deficit	$94,826	$94,906

The accompanying notes are an integral part of these unaudited financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period From May 4, 2011 (inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	17,102	27,480	23,339	27,494	92,901

Operating loss	(17,102)	(27,480)	(23,339)	(27,494)	(92,901)

Other income (expenses):
Interest income	32	1	70	1	99
Interest expense	(4,232)	(1,097)	(8,404)	(1,097)	(16,199)
Total other expenses, net	(4,200)	(1,096)	(8,334)	(1,096)	(16,100)

Net loss	$(21,302)	$(28,576)	$(31,673)	$(28,590)	$(109,001)

Other Comprehensive Income
Foreign currency
translation gain	-	6	-	1	67
Total comprehensive loss	$(21,302)	$(28,570)	$(31,673)	$(28,589)	$(108,934)
Earnings per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	185,000,000	85,000,000	185,000,000	11,373,626

The accompanying notes are an integral part of these unaudited financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended	For the Six Months Ended	For period from May 4, 2011 (inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(31,673)	$(28,590)	$(109,001)
Adjustments to reconcile net loss to net cash used in operating activities
Donated rent and services	4,500	1,500	10,500
Imputed interest	3,345	708	7,330
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,650	24,688	29,101
Net cash used in operating activities	(15,178)	(1,694)	(62,070)

Cash Flows From Financing Activities
Advances from related party	-	1,985	685
Proceeds from notes payable	15,098	-	139,498
Cash contributions from shareholders	-	-	16,646
Net cash provided by financing activities	15,098	1,985	156,829

Effect of exchange rate changes on cash	-	1	67

Net increase (decrease) in cash and cash equivalents	(80)	292	94,826
Cash and cash equivalents, beginning of period	94,906	1,976	-
Cash and cash equivalents, end of period	$94,826	$2,268	$94,826

Supplemental information:
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash investing and financing activities:
Shares issued under reverse merger for assumption of accounts payable	$-	$20,966	$20,966
Shares issued under reverse merger for assumption of notes payable	-	42,500	42,500
Shares issued under reverse merger for assumption of notes payable – related party	-	21,000	21,000

The accompanying notes are an integral part of these unaudited financial statements.

Neologic Animation Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Neologic Animation Inc. (“Neologic” or the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is a Development Stage Company. The Company’s principal business is an educational software company in the People’s Republic of China.  The Company is focused in educational software development and marketing company; currently developing a website to be marketed as “Naniya World” for primary school students in China.  The website’s goal is to educate children on how to develop and hone their creative skills through interactive educational games that incorporate Adobe Flash. The games incorporate a curriculum that has been developed by some of China’s top professors and child psychology experts. It sets itself apart from other after school programs in China because it deviates from the traditional methods of Chinese education.  The Company’s mission is to inspire every child in China to become the best student they can possibly be by showing them that learning is fun. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2012 as reported in the Form 10-K have been omitted.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at June 30, 2013, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $109,001 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As June 30, 2013 and December 31, 2012, the Company was indebted to a current director and a current officer in the amount of $21,000 representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the six months ended June 30, 2013 and 2012, the Company recognized $4,500 and $1,500, respectively, for donated rent and services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 5 – NOTES PAYABLE

As of June 30, 2013 and December 31, 2012, the Company had non-interest bearing loans totaling $181,998 and $166,900, respectively. These loans are unsecured and due on demand. During the six months ended June 30, 2013 and 2012, the Company recorded imputed interest in the amount of $3,345 and $708, respectively, on these non-interest bearing loans and recorded as additional paid-in capital.

NOTE 6 – SUBSEQUENT EVENTS

On August 7, 2013, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement the Company issued an 8% convertible promissory note, in the aggregate principal amount of $63,000, which note matures on May 9, 2014 and may be converted into shares of the Company’s common stock at any time after 180 days from August 7, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 58% multiplied by the market price, being the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. The Company has the right to prepay the note within 60 days of August 7, 2013, in consideration of the payment of an amount equal to 130%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal.

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

On May 7, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Narnia Corp." to "Neologic Animation Inc.", to be effected by way of a merger with our wholly-owned subsidiary Neologic Inc., which was created solely for the name change.  The name change became effective on May 11, 2012 upon approval from the Financial Industry Regulatory Authority.  Our CUSIP number is 64049V 100.

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

On August 7, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement our company issued an 8% convertible promissory note, in the aggregate principal amount of $63,000, which note matures on May 9, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from August 7, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 58% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 60 days of August 7, 2013, in consideration of the payment of an amount equal to 130%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal.

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

We estimate that our expenses over the next 12 months will be approximately $1,100,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources

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

Our operating results for the three and six month periods ended June 30, 2013 and 2012 and for the period from May 4, 2011 (inception) to June 30, 2013 are summarized as follows:

		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Period from May 4, 2011 (Inception) to June 30, 2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Operating expenses		$17,102		$27,480		$23,339		$27,494		$92,901
Total other expenses, net		$4,200		$1,096		$8,334		$1,096		$16,100
Net loss		$(21,302)		$(28,576)		$(31,673)		$(28,590)		$(109,001)

For the three-month periods ended June 30, 2013 and 2012, we reported revenues of $Nil, and $Nil, respectively. For the three months ended June 30, 2013, total expenses were $21,302, compared to $28,576  reported for the same period in 2012.

For the six-month periods ended June 30, 2013 and 2012, we reported revenues of $Nil, and $Nil, respectively. For the six months ended June 30, 2013, total expenses were $31,673, compared to $28,590 reported for the same period in 2012.

Total expenses reported for the three and six-month periods ended June 30, 2013 and 2012 primarily represent expenses incurred for general administration, rent, travel, filing fees, professional services, bank service charges and interest. Compared with 2012, we had $3,083 higher operating expenses in 2013 due to professional fees.

Liquidity and Capital Resources

Working Capital

	At June 30, 2013 ($)	At December 31, 2012 ($)
Current Assets	$94,826	$94,906
Current Liabilities	253,750	230,002
Working Capital Deficit	(158,924)	(135,096)

Cash Flows

	Six Months Ended June 30, 2013 ($)	Six Months Ended June 30, 2012 ($)	Period from Inception (May 4, 2011) to June 30, 2013 ($)
Cash Flows used in Operating Activities	$ 15,178	$ 1,694	$ 62,070
Cash Flows used in Investing Activities	Nil	Nil	Nil
Cash Flows provided by Financing Activities	15,098	1,985	156,829
Effect of exchange rate changes on cash	Nil	1	67
Net Increase (Decrease) in Cash During Period	(80)	292	94,826

As of June 30, 2013, we have not generated revenues and had accumulated losses totaled $109,001since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2013, we issued an 8% convertible promissory note to Asher Enterprises, Inc. for the amount of $63,000 which may be convertible into common shares of our company. The note was issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)

3.5	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
10.2	Xuerun Consulting Services Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.3	Xuerun Business Operating Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.4	Xuerun Equity Pledge Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.5	Xuerun Exclusive Option Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.6	Xuerun Voting Rights Proxy Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.7*	Securities Purchase Agreement dated August 7, 2013 with Asher Enterprises, Inc.
10.8*	Convertible Promissory Note dated August 7, 2013 with Asher Enterprises, Inc.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(21)	List of Subsidiaries
21.1	Full East International Limited, a British Virgin Islands company
21.2	Hangzhou Naniya Technology Co. Ltd., a People's Republic of China company, wholly owned by Full East International Limited
21.3	Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China Company of which Full East holds a controlling contractual interest
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: August 14, 2013	/s/ Hongxiao Zhang
Hongxiao Zhang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: August 14, 2013	/s/ Xu Yonbiao
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)