Form 10-Q
period 2013-09-30
Neologic Animation Inc
filed 2013-11-19
CIK 1371310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52747
NEOLOGIC ANIMATION INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Jindi Garden, Boyage, Xihu District, Hangzhou, Zhejian, P.R. China				N/A
(Address of principal executive offices)				(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
185,000,000 common shares issued and outstanding as of November 19, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                                  3

Item 1.       Financial Statements                                                                                                                                           3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                                              12

Item 3.       Quantitative and Qualitative Disclosure About Market Risks                                                                                     18

Item 4.       Controls and Procedures                                                                                                                                    18

PART II – OTHER INFORMATION                                                                                                                                      18

Item 1.       Legal Proceedings                                                                                                                                            18

Item 1A.    Risk Factors                                                                                                                                                    18

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                     18

Item 3.       Defaults Upon Senior Securities                                                                                                                          19

Item 4.       Mine Safety Disclosures                                                                                                                                    19

Item 5.       Other Information                                                                                                                                             19

Item 6.       Exhibits                                                                                                                                                           19

SIGNATURES                                                                                                                                                                   21

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of Neologic Animation Inc., included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$40,105	$94,906

Total assets	$40,105	$94,906

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$12,170	$41,417
Due to related parties	685	685
Short-term loan - third party	111,998	166,900
Short-term loan - related party	21,000	21,000
Convertible notes payable, net of discount $50,629	12,371	-
Derivative Liabilities	72,839	-
Total current liabilities	231,063	230,002

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 400,000,000 shares authorized, 185,000,000 shares issued and outstanding	1,850	1,850
Additional paid-in deficit	2,565	(9,685)
Accumulated other comprehensive income	67	67
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(145,440)	(77,328)
Total stockholders' deficit	(190,958)	(135,096)
Total liabilities & stockholders' deficit	$40,105	$94,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neologic Animation Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From Inception (May4, 2011) to September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	22,665	20,523	46,004	48,017	115,566

Operating loss	(22,665)	(20,523)	(46,004)	(48,017)	(115,566)

Other income (expenses):					-
Interest income	32	5	102	6	131
Interest expense	(13,361)	(1,681)	(21,765)	(2,778)	(29,560)
Change in fair value of derivative liability	(445)	-	(445)	-	(445)
Total other expenses	(13,774)	(1,676)	(22,108)	(2,772)	(29,874)

Net loss	$(36,439)	$(22,199)	$(68,112)	$(50,789)	$(145,440)

Other comprehensive income
Foreign currency translation	-	1	-	2	67
Total comprehensive loss	$(36,439)	$(22,198)	$(68,112)	$(50,787)	$(145,373)
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares outstanding, basic and diluted	185,000,000	185,000,000	185,000,000	136,094,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neologic Animation Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For period from May 4, 2011 (inception) to September 30, 2013
Cash Flows From Operating Activities
Net loss	$(68,112)	$(50,789)	$(145,440)
Adjustments to reconcile net loss to net cash used in operating activities
Donated rent and services	6,750	3,750	12,750
Imputed interest	5,500	2,321	9,485
Amortization of debt discount	12,371	-	12,371
Loss on derivative at issuance	9,394	-	9,394
Change in fair value of derivative liability	445	-	445
Changes in operating assets and liabilities:
Accounts payable	(29,247)	16,718	(8,796)
Net cash used in operating activities	(62,899)	(28,000)	(109,791)

Cash Flows From Financing Activities
Advances from (repayment to) related party	-	4,067	685
Repayment of notes payable	(70,000)	-	(70,000)
Proceeds from notes payable	78,098	123,900	202,498
Cash contributions from shareholders	-	-	16,646
Net cash provided by financing activities	8,098	127,967	149,829

Effect of exchange rate changes on cash	-	2	67

Net increase (decrease) in cash and cash equivalents	(54,801)	99,969	40,105
Cash and cash equivalents, beginning of period	94,906	1,976	-
Cash and cash equivalents, end of period	$40,105	$101,945	$40,105

Supplemental information:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued under reverse merger for assumption of accounts payable	$-	$20,966	$20,966
Shares issued under reverse merger for assumption of notes payable	$-	$42,500	42,500
Shares issued under reverse merger for assumption of notes payable – related party	$-	$21,000	21,000
Fair value of derivative liability	$72,394	$-	$72,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Neologic Animation Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2013.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$ 72,839	$ 72,839

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued for disclosure consideration.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has not generated revenues and has not paid any dividends and is unlikely to either pay dividends or generate revenues in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, the Company’s success in acquiring interests in properties that have economically recoverable reserves, and the attainment of profitable operations. As at September 30, 2013, the Company has a working capital deficit, generated no revenues since inception, and has an accumulated deficit totaling $145,440 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As September 30, 2013 and December 31, 2012, the Company was indebted to a current director and a current officer in the amount of $21,000, respectively, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

During the nine months ended September 30, 2013 and 2012, the Company recognized $6,750 and $3,750, respectively, for donated rent and services. These amounts were charged to operations and recorded as additional paid-in capital.

NOTE 5 – CONVERTIBLE NOTES

On August 7, 2013, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement the Company issued an 8% convertible promissory note, in the aggregate principal amount of $63,000, which note matures on May 9, 2014 and may be converted into shares of its common stock at any time after 180 days from August 7, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 58% multiplied by the market price, being the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. The Company has the right to prepay the note within 60 days of August 7, 2013, in consideration of the payment of an amount equal to 130%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal.

The Company analyzed the Convertible Promissory Notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with a grant date fair value of $72,394 and qualified for accounting treatment as a financial derivative (See Note 6). The Company recognized a discount of $63,000 on this note as result of the embedded conversion feature being a financial derivative. The Company recognized $9,394 loss on derivative on the issuance date. The discount will be amortized by the Company through interest expense over the life of the note.

A summary of value changes to the Convertible Promissory Notes for the nine months ended September 30, 2013 is as follows:

Asher Note
Principal amount	$63,000
Less: discount related to fair value of the embedded conversion feature	(63,000)
Add: amortization of discount	12,371
Carrying value at September 30, 2013	$12,371

During the period ended September 30, 2013, the Company recorded $12,371 amortization of the debt discount on Asher Note.

NOTE 6 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its Asher note causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

The fair value of the conversion feature is recognized as a financial derivative at issuance and is measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at the loan origination date and September 30, 2013:

	Loan	September 30,
	Origination Date	2013

Market value of common stock on measurement date (1)	$0.002	$0.002
Adjusted conversion price (2)	$0.001	$0.001
Risk free interest rate (3)	0.12%	0.10%
Life of the note in years	0.75 years	0.75 years
Expected volatility (4)	202%	205%
Expected dividend yield (5)	-	-

(1)	The market value of common stock is based on closing market price as of August 7, 2013 and September 30, 2013.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Financial Derivatives
Fair value at issuance	$ 72,394
Change in fair value of derivative liability	445
Fair value at September 30, 2013	$ 72,839

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

Our flagship product is Naniya World, an after school education website for primary school students in China. The website, www.kkl123.com, incorporates many aspects of the educational experience together with an interesting and fun approach to learning to help teach children and maintain their focus on their studies. The website adopts Flash games to explain subject knowledge in an exciting manner, and is designed in a way that will cover areas of human intelligence that is necessary for children to conquer in their early primary school years. The games are designed to be interactive and incorporate an entire community of users that can interact with each other in social and educational ways. Naniya World is focused on cultivating students’ independent learning capacity as well as their self-development capacity in order to foster creative and productive thought processes.

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

Our operating results for the three and nine-month periods ended September 30, 2013 and 2012 and for the period from May 4, 2011 (inception) to September 30, 2013 are summarized as follows:

		Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012		Period from May 4, 2011 (Inception) to September 30, 2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Operating expenses		$22,665		$20,523		$46,004		$48,017		$115,566
Total other expenses, net		$13,774		$1,676		$22,108		$2,772		$29,874
Net loss		$(36,439)		$(22,199)		$(68,112)		$(50,789)		$(145,440)

For the three-month periods ended September 30, 2013 and 2012, we reported revenues of $Nil  and $Nil, respectively. For the three months ended September 30, 2013, total expenses were $36,439, compared to $22,199 reported for the same period in 2012.

For the nine-month periods ended September 30, 2013 and 2012, we reported revenues of $Nil  and $Nil, respectively. For the nine months ended September 30, 2013, total expenses were $68,112, compared to $50,789 reported for the same period in 2012.

Total expenses reported for the three and nine-month periods ended September 30, 2013 and 2012 primarily represent expenses incurred for general administration, professional fees, rental, filing fees and bank service charges. Compared with 2012, we had $12,371 amortization expense on debt discount and $445 loss on derivative.

Liquidity and Capital Resources

Working Capital

	At September 30, 2013 ($)	At December 31, 2012 ($)
Current Assets	$40,105	$94,906
Current Liabilities	231,063	230,002
Working Capital Deficit	(190,958)	(135,096)

Cash Flows

		Nine Months Ended September 30, 2013 ($)		Nine Months Ended September 30, 2012 ($)		Period from Inception (May 4, 2011) to September 30, 2013 ($)
Cash Flows used in Operating Activities		$62,899		$28,000		$109,791
Cash Flows used in Investing Activities	$	Nil	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$8,098		$127,967		$149,829
Effect of exchange rate changes on cash	$	Nil		$2		$67
Net Increase (Decrease) in Cash During Period		$(54,801)		$99,969		$40,105

As of September 30, 2013, we have not generated revenues and had accumulated losses totaled $145,440 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Fair Value Measurements

As defined in FASB ASC Topic No. 820 - 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 - 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

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

17

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 17, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 23, 2010)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8- K filed on December 23, 2010)
3.5	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
(10)	Material Contracts
10.1	Share Exchange Agreement dated May 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 16, 2012)
10.2	Xuerun Consulting Services Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.3	Xuerun Business Operating Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.4	Xuerun Equity Pledge Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.5	Xuerun Exclusive Option Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.6	Xuerun Voting Rights Proxy Agreement dated July 7, 2011 (incorporated by reference to our current report on Form 8-K filed on May 18, 2012)
10.7	Securities Purchase Agreement dated August 7, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2013)
10.8	Convertible Promissory Note dated August 7, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2013)

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 30, 2007)
(21)	List of Subsidiaries
21.1	Full East International Limited, a British Virgin Islands company
21.2	Hangzhou Naniya Technology Co. Ltd., a People's Republic of China company, wholly owned by Full East International Limited
21.3	Hangzhou Xuerun Education & Technology Ltd. a People's Republic of China Company of which Full East holds a controlling contractual interest
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: November 19, 2013	/s/ Hongxiao Zhang
Hongxiao Zhang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: November 19, 2013	/s/ Xu Yonbiao
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)