Form 10-Q/A
period 2013-09-30
Neologic Animation Inc
filed 2014-01-07
CIK 1371310

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 19, 2013 (the “Original Filing Date”), to revise the cover page to indicate that our company has submitted electronically and posted on our corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

NEOLOGIC ANIMATION INC.
(Registrant)
Dated: January 7, 2014	/s/ Hongxiao Zhang
Hongxiao Zhang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: January 7, 2014	/s/ Xu Yonbiao
Xu Yongbiao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)